Form 10-Q
period 2019-03-31
First Seacoast Bancorp
filed 2019-06-26
CIK 1769267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 333-230242

First Seacoast Bancorp

(Exact Name of Registrant as Specified in Its Charter)

United States of America	Pending
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 Central Avenue, Dover, New Hampshire	03820
(Address of Principal Executive Offices)	(Zip Code)

(603) 742-4680

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 26, 2019.

EXPLANATORY NOTE

First Seacoast Bancorp (the “Company,” “we” or “our”) is the proposed stock holding company for Federal Savings Bank upon the reorganization of Federal Savings Bank into the mutual holding company structure. As of March 31, 2019, the reorganization had not been completed, and the Company was in formation and had no assets or liabilities and had not conducted any business activities other than formational activities. Accordingly, the consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to Federal Savings Bank.

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of Federal Savings Bank at December 31, 2018 and 2017 and for the years then ended contained in the Company’s definitive prospectus dated May 14, 2019 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$5,021	$5,889
Interest bearing time deposits with other banks	5,468	6,461
Securities available-for-sale, at fair value	42,728	39,443
Federal Home Loan Bank stock	3,807	3,718
Loans	327,063	321,422
Less allowance for loan losses	2,806	2,806

Net loans	324,257	318,616
Land, building and equipment, net	5,480	5,581
Bank-owned life insurance	4,185	4,156
Accrued interest receivable	1,289	1,164
Other assets	2,454	2,086

Total assets	$394,689	$387,114

LIABILITIES AND EQUITY CAPITAL
Deposits:
Non-interest bearing deposits	$40,190	$42,262
Interest bearing deposits	233,206	232,184

Total deposits	273,396	274,446
Advances from Federal Home Loan Bank	81,642	75,737
Mortgagors’ tax escrow	2,021	761
Deferred compensation liability	1,474	1,547
Other liabilities	2,708	1,896

Total liabilities	361,241	354,387
Equity capital:
Equity capital	33,370	33,192
Accumulated other comprehensive income (loss)	78	(465)

Total equity capital	33,448	32,727

Total liabilities and equity capital	$394,689	$387,114

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands)	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Interest and fees on loans	$3,378	$3,106
Interest on debt securities:
Taxable	212	173
Non-taxable	115	57

Total interest on debt securities	327	230
Dividends	61	47

Total interest and dividend income	3,766	3,383

Interest expense:
Interest on deposits	514	350
Interest on Federal Home Loan Bank advances	515	278

Total interest expense	1,029	628

Net interest and dividend income	2,737	2,755
Provision for loan losses	—	40

Net interest income after provision for loan losses	2,737	2,715

Noninterest income:
Customer service fees	219	236
Gain on sale of loans	11	15
Securities losses, net	(8)	—
Income from bank-owned life insurance	29	29
Loan servicing fee (loss) income	(5)	70
Investment services fee	44	37
Other income	13	13

Total noninterest income	303	400

Noninterest expense:
Salaries and employee benefits	1,752	1,641
Director compensation	80	53
Occupancy expense	171	182
Equipment expense	132	137
Marketing	82	125
Data processing	219	258
Deposit insurance	55	57
Professional fees and assessments	130	134
Debit card fees	35	29
Employee travel and education expenses	51	57
Other expense	151	165

Total noninterest expense	2,858	2,838

Income before provision for income taxes	182	277
Provision for income taxes	4	55

Net income	$178	$222

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three Months Ended March 31,
	2019	2018
Net income	$178	$222
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period net of income taxes of $194 and $(151) in periods ended March 31, 2019 and 2018, respectively	518	(402)
Reclassification adjustment for gains and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $9 and $8 in periods ended March 31, 2019 and 2018, respectively	25	20

Other comprehensive income (loss)	543	(382)

Comprehensive income (loss)	$721	$(160)

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL (UNAUDITED)

(in thousands)	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity Capital
Balance December 31, 2017	$32,112	$(214)	$31,898
Net income	222	—	222
Other comprehensive loss	—	(382)	(382)

Balance March 31, 2018	$32,334	$(596)	$31,738

Balance December 31, 2018	$33,192	$(465)	$32,727
Net income	178	—	178
Other comprehensive income	—	543	543

Balance March 31, 2019	$33,370	$78	$33,448

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$178	$222
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	132	137
Net amortization of bond premium	26	28
Provision for loan losses	—	40
Gain on sale of loans	(11)	(15)
Securities losses, net	8	—
Proceeds from loans held for sale	879	1,142
Origination of loans held for sale	(868)	(1,127)
Increase in bank-owned life insurance	(29)	(29)
Increase in deferred fees on loans	(4)	(15)
Deferred tax benefit	(52)	(48)
Increase in accrued interest receivable	(125)	(21)
Increase in other assets	(519)	(228)
Decrease in deferred compensation liability	(73)	(25)
Increase (decrease) in other liabilities	812	(1,307)

Net cash provided (used) by operating activities	354	(1,246)

Cash flows from investing activities:
Proceeds from sales and maturities of securities available-for-sale	1,480	9
Purchase of securities available-for-sale	(4,044)	(4,522)
Purchase of property and equipment	(31)	(30)
Loan originations and principal collections, net	(5,637)	(5,774)
Purchase of Federal Home Loan Bank stock	(89)	(36)
Proceeds from sales of interest bearing time deposits with other banks	984	—
Purchase of interest bearing time deposits with other banks	—	(498)

Net cash used by investing activities	(7,337)	(10,851)

Cash flows from financing activities:
Net (decrease) increase in NOW, demand deposits, money market and savings accounts	(2,317)	8,215
Net (decrease) increase in certificates of deposit	1,267	(493)
Increase in mortgagors’ escrow accounts	1,260	1,689
Proceeds from short-term FHLB advances	81,642	57,735
Payments on short-term FHLB advances	(75,737)	(51,500)
Decrease in repurchase agreements	—	(5,417)

Net cash provided by financing activities	6,115	10,229

Net change in cash and cash equivalents	(868)	(1,868)
Cash and cash equivalents at beginning of period	5,889	5,650

Cash and cash equivalents at end of period	$5,021	$3,782

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$1,040	$645
Cash paid for income taxes	—	—
Noncash activities:
Effect of change in fair value of investments available for sale:
Investment securities available-for-sale	746	(525)
Deferred taxes	(203)	143
Other comprehensive income (loss)	543	(382)

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Federal Savings Bank and Subsidiary (the “Bank”) were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 and 2017, included in the definitive prospectus dated May 14, 2019 (the “Prospectus”), of First Seacoast Bancorp (the “Company”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2019 relating to the Company’s initial public offering.

The accompanying consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 28, 2019, the Bank’s Board of Directors adopted a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan (the “Plan of Reorganization”). The Plan of Reorganization is subject to the approval of the Board of Governors of the Federal Reserve System and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. Pursuant to the Plan of Reorganization, the Bank proposes to reorganize into the mutual holding company form of ownership. The Bank will convert to a stock savings bank and issue all of its outstanding stock to a new holding company, which will be named First Seacoast Bancorp. Pursuant to the Plan of Reorganization, the new holding company will sell common stock to the public, with the total offering value and number of shares of common stock determined based upon an independent appraiser’s valuation. The common stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (“ESOP”), which will subscribe for up to 3.92% of the common stock of the new holding company to be outstanding upon the completion of the reorganization and stock issuance. The new holding company will be organized as a corporation under the laws of the United States and will offer 44% of its common stock to be outstanding for sale to the Bank’s eligible members, the ESOP, and certain other persons. In addition, the new holding company will issue a number of shares of common stock equal to 1% of the to-be-outstanding shares of common stock, and cash, to a newly formed charitable foundation. First Seacoast Bancorp, MHC will be organized as a mutual holding company under the laws of the United States and will own 55% of the common stock of the new holding company to be outstanding upon completion of the reorganization and stock issuance and the contribution to the charitable foundation. The costs of the reorganization and common stock issuance will be deferred and deducted from the sales proceeds of the offering. If the transaction is unsuccessful, all deferred costs will be charged to operations.

Accounting Standards Adopted in 2019

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, following the completion of the transactions contemplated by the Plan of Reorganization, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2019, there is no significant difference in the comparability of the Bank’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the issuer is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) section 606, “Revenue from Contracts with Customers,” through issuance of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for non-public business entities by one year to annual reporting periods beginning after December 15, 2018.

The Bank adopted this ASU as of January 1, 2019 utilizing the modified retrospective approach with no cumulative effect adjustment to opening equity capital deemed to be necessary. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. This ASU did not materially impact the Bank’s consolidated financial statements.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities, as well as revenue related to our mortgage servicing activities. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of income as components of non-interest income, are as follows:

•

Customer service fees—these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer, debit card transaction or ATM withdrawal). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•

Investment service fees—these represent fees for investment advisory services which are generally based on the market values of assets under management. Assets under management totaled approximately $41.8 million and $39.1 million at March 31, 2019 (unaudited) and December 31, 2018, respectively. Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance, and annuity products.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

1.

Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2.

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.

Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

5.

Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

6.

Require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

7.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The amendments of this ASU were adopted on January 1, 2019 and did not materially impact the Bank’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows and is effective for non-public business entities for fiscal year’s beginning after December 15, 2018. This ASU was adopted on January 1, 2019 and did not materially impact the Bank’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for non-public business entities for fiscal year’s beginning after December 15, 2018. This ASU was adopted on January 1, 2019 and did not materially impact the Bank’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU is meant to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately. The amendments in the ASU are effective for non-public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance on January 1, 2019 did not have a material impact on the Bank’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for non-public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which seeks to clarify ASU 2016-02 with respect to certain aspects of the update and ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides transition relief on comparative reporting upon adoption of the ASU. The Bank currently has no leases with terms longer than 12 months. The Bank does not expect these ASUs to have a material impact on the Bank’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for nonpublic business entities and clarifying that operating lease receivables are outside the scope of Accounting Standards Codification Topic 326. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. Upon adoption, the Bank expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Bank is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Bank anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The purpose of this ASU is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The amendments removed the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, the amendments modified the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of this ASU is not expected to have a material impact on the Bank’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20).” The purpose of this ASU is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for non-public business entities for fiscal years ending after December 15, 2021. Early adoption is permitted. The amendments modified the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this ASU is not expected to have a material impact on the Bank’s consolidated financial statements.

2.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of March 31, 2019 (unaudited) and December 31, 2018 (in thousands):

	March 31,2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises obligations	$23,724	$36	$(185)	$23,575
Residential mortgage backed securities	1,366	—	(27)	1,339
Municipal bonds	17,532	298	(16)	17,814

	$42,622	$334	$(228)	$42,728

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises obligations	$24,219	$8	$(500)	$23,727
Residential mortgage backed securities	1,374	—	(47)	1,327
Municipal bonds	14,490	39	(140)	14,389

	$40,083	$47	$(687)	$39,443

The amortized cost and fair values of available-for-sale securities at March 31, 2019 (unaudited) by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
March 31, 2019
Due after one year through five years	$11,263	$11,136
Due after five years through ten years	14,450	14,451
Due after ten years	15,543	15,802

Total U.S. Government-sponsored enterprises obligations and municipal bonds	41,256	41,389
Mortgage-backed securities	1,366	1,339

	$42,622	$42,728

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2019 (unaudited) and December 31, 2018 (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U.S. Government -sponsored enterprises obligation	—	$—	$—	13	$15,070	$(185)	$15,070	$(185)
Residential mortgage backed securities	—	—	—	1	1,339	(27)	1,339	(27)
Municipal bonds	1	507	(1)	9	2,210	(15)	2,717	(16)

	1	$507	$(1)	23	$18,619	$(227)	$19,126	$(228)

December 31, 2018
U.S. Government -sponsored enterprises obligation	4	$4,937	$(32)	15	$16,781	$(468)	$21,718	$(500)
Residential mortgage backed securities	1	1,327	(47)	—	—	—	1,327	(47)
Municipal bonds	13	6,014	(63)	9	4,051	(77)	10,065	(140)

	18	$12,278	$(142)	24	$20,832	$(545)	$33,110	$(687)

In evaluating whether the investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Bank does not intend to sell investments with unrealized losses and it is more likely than not that the Bank will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of March 31, 2019 (unaudited) or December 31, 2018.

Gross realized gains were $4 and $-0- and gross realized losses were $12 and $-0- for the three months ended March 31, 2019 and 2018 (unaudited) (in thousands), respectively. Proceeds related to the above gains and losses totaled $1,480 and $9 for the three months ended March 31, 2019 and 2018 (unaudited) (in thousands), respectively.

As of March 31, 2019 (unaudited) or December 31, 2018, there were no holdings that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Bank’s available-for-sale securities.

3.	Loans

The Bank’s lending activities are primarily conducted in and around Dover, New Hampshire, and in the areas surrounding its branches. The Bank grants commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development and land loans, 1–4 family residential loans, home equity line of credit loans and consumer loans. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

Loans consisted of the following at March 31, 2019 (unaudited) and December 31, 2018 (in thousands):

	March 31, 2019	December, 2018
Commercial real estate (CRE)	$64,636	$63,853
Multifamily (MF)	4,504	4,928
Commercial and industrial (C+I)	23,071	21,990
Acquisition, development, and land (ADL)	16,478	15,580
1-4 family residential (RES)	205,685	201,759
Home equity line of credit (HELOC)	10,565	11,151
Consumer (CON)	1,254	1,295

Total loans	326,193	320,556
Net deferred loan costs	870	866
Allowance for loan losses	(2,806)	(2,806)

Total loans, net	$324,257	$318,616

Transactions in the allowance for loan losses (“ALL”) for the three months ended March 31, 2019 and 2018 (unaudited) by portfolio segment are summarized as follows (in thousands):

	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2017	$367	$30	$169	$303	$1,629	$70	$11	$224	$2,803
Provision for loan losses	8	(1)	(20)	24	153	3	1	(128)	40
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1

Balance, March 31, 2018	375	29	149	327	1,782	73	13	96	2,844

Balance, December 31, 2018	559	22	232	88	1,593	69	7	236	2,806
Provision for loan losses	84	(1)	(12)	55	(8)	(18)	(2)	(98)	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—

Balance, March 31, 2019	$643	$21	$220	$143	$1,585	$51	$5	$138	$2,806

As of March 31, 2019 (unaudited) and December 31, 2018, information about loans and the ALL by portfolio segment are summarized below (in thousands):

	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
March 31, 2019 Loan Balances
Individually evaluated for impairment	$115	$—	$1,219	$—	$316	$—	$—	$—	$1,650
Collectively evaluated for impairment	64,521	4,504	21,852	16,478	205,369	10,565	1,254	—	324,543

Total	$64,636	$4,504	$23,071	$16,478	$205,685	$10,565	$1,254	$—	$326,193

ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	643	21	220	143	1,585	51	5	138	2,806

Total	$643	$21	$220	$143	$1,585	$51	$5	$138	$2,806

December 31, 2018 Loan Balances
Individually evaluated for impairment	$244	$—	$1,267	$—	$68	$—	$—	$—	$1,579
Collectively evaluated for impairment	63,609	4,928	20,723	15,580	201,691	11,151	1,295	—	318,977

Total	$63,853	$4,928	$21,990	$15,580	$201,759	$11,151	$1,295	$—	$320,556

ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	559	22	232	88	1,593	69	7	236	2,806

Total	$559	$22	$232	$88	$1,593	$69	$7	$236	$2,806

The following is an aged analysis of past due loans by portfolio segment as of March 31, 2019 (unaudited) (in thousands):

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$64,636	$64,636	$—
MF	—	—	—	—	4,504	4,504	—
C+I	—	—	—	—	23,071	23,071	—
ADL	450	—	—	450	16,028	16,478	—
RES	21	—	316	337	205,348	205,685	316
HELOC	—	—	—	—	10,565	10,565	—
CON	—	—	—	—	1,254	1,254	—

	$471	$—	$316	$787	$325,406	$326,193	$316

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2018 (in thousands):

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$93	$—	$—	$93	$63,760	$63,853	$—
MF	—	—	—	—	4,928	4,928	—
C+I	—	—	—	—	21,990	21,990	—
ADL	—	—	—	—	15,580	15,580	—
RES	256	—	68	324	201,435	201,759	68
HELOC	99	—	—	99	11,052	11,151	—
CON	—	—	—	—	1,295	1,295	—

	$448	$—	$68	$516	$320,040	$320,556	$68

There were no loans collateralized by residential real estate property in the process of foreclosure at March 31, 2019 (unaudited) and December 31, 2018.

The following table provides information on impaired loans as of March 31, 2019 (unaudited) and December 31, 2018 (in thousands):

	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	316	316	—	367	6
HELOC	—	—	—	—	—
CON	—	—	—	—	—

Total impaired loans	$316	$316	$—	$367	$6

December 31, 2018
With no related allowance recorded:
CRE	$—	$—	$—	$112	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	470	—
RES	68	68	—	34	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—

Total impaired loans	$68	$68	$—	$616	$3

Credit Quality Information

The Bank utilizes a ten-grade internal loan rating system for its commercial real estate, multifamily, commercial and industrial and acquisition, development and land loans. Residential real estate, home equity line of credit and consumer loans are considered “pass” rated loans until they become delinquent. Once delinquent, loans can be rated an 8, 9 or 10 as applicable.

Loans rated 1 through 6: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 7: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted and should be charged off.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on its commercial and industrial, commercial real estate, and multifamily loans. On a periodic basis, the Bank engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process and overall credit risk administration.

On a quarterly basis, the Bank formally reviews the ratings on its applicable residential real estate and home equity loans if they have become classified as non-accrual. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

The following presents the internal risk rating of loans by portfolio segment as of March 31, 2019 (unaudited) (in thousands):

	Pass	Special Mention	Substandard	Total
CRE	$63,793	$728	$115	$64,636
MF	4,504	—	—	4,504
C+I	21,815	37	1,219	23,071
ADL	16,478	—	—	16,478
RES	205,369	—	316	205,685
HELOC	10,565	—	—	10,565
CON	1,254	—	—	1,254

Total	$323,778	$765	$1,650	$326,193

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Total
CRE	$62,873	$736	$244	$63,853
MF	4,928	—	—	4,928
C+I	20,700	23	1,267	21,990
ADL	15,580	—	—	15,580
RES	201,435	256	68	201,759
HELOC	11,151	—	—	11,151
CON	1,295	—	—	1,295

Total	$317,962	$1,015	$1,579	$320,556

Certain directors and executive officers of the Bank and companies in which they have significant ownership interests were customers of the Bank. Loans outstanding at March 31, 2019 (unaudited) and December 31, 2018 were $5,292 and $5,458, respectively (in thousands).

4.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $49.1 million and $49.2 million at March 31, 2019 (unaudited) and December 31, 2018, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 10, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee (loss) income in the Bank’s consolidated statements of income.

The Bank’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee income (loss), including late and ancillary fees, was $(5) and $70 (in thousands) for the three months ended March 31, 2019 and 2018 (unaudited), respectively. Servicing fee (loss) income is recorded in loan servicing fee (loss) income in the Bank’s consolidated statements of income. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three months ended March 31, 2019 and 2018 (unaudited) (in thousands):

	March 31, 2019	March 31, 2018
Balance, beginning of period	$479	$473
Change in fair value due to change in assumptions	(35)	38

Balance, end of period	$444	$511

Fair value at March 31, 2019 (unaudited) was determined using a discount rate of 9.50%, prepayment speed of 8.58% and a weighted average default rate of 3.00%. Fair value at March 31, 2018 (unaudited) was determined using a discount rate of 9.50%, prepayment speed of 9.90% and a weighted average default rate of 3.13%. Mortgage servicing rights are included in other assets on the accompanying consolidated balance sheets.

5.	Deposits

Deposits consisted of the following at March 31,2019 (unaudited) and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
NOW and demand deposits	$107,270	$109,580
Money market deposits	61,375	60,952
Regular and other savings deposits	40,864	41,294
Time deposits of $250,000 and greater	14,280	13,325
Time deposits less than $250,000	49,607	49,295

	$273,396	$274,446

At March 31, 2019 (unaudited), the scheduled maturities of time deposits were as follows (in thousands):

2019	$29,065
2020	26,666
2021	4,951
2022	2,789
2023	416

$63,887

There were no brokered deposits included in time deposits at March 31, 2019 (unaudited) and December 31, 2018.

6.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB are as follows (dollars in thousands):

March 31, 2019 (unaudited)
Principal Amounts	Maturity Dates	Interest Rates
$79,380	2019	2.62% to 2.69% – fixed
2,262	2022	0.00% to 0.00% – fixed

$81,642

December 31, 2018
Principal Amounts	Maturity Dates	Interest Rates
$73,475	2019	2.54% to 2.68% – fixed
2,262	2022	0.00% to 0.00% – fixed

$75,737

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $62.5 million and $72.1 million at March 31, 2019 (unaudited) and December 31, 2018, respectively. At March 31, 2019 (unaudited) and December 31, 2018, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

The Bank has an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank has a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at March 31, 2019 (unaudited).

7.	Employee Benefits

401(k) Plan

During the year ended December 31, 2018, the Bank sponsored two 401(k) defined contribution plans for substantially all employees pursuant to which employees of the Bank could elect to make contributions to the plans subject to Internal Revenue Service limits. The Bank also made matching and profit-sharing contributions to eligible participants in accordance with the plans’ provisions. As of December 31, 2018, these plans were combined into one defined contribution plan. The Bank’s contributions for the three months ended March 31, 2019 and 2018 (unaudited) were $34 and $32 (in thousands), respectively.

Pension Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (The Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (fair value of plan assets divided by funding target) as of July 1, 2018 is as follows:

2018 Valuation Report	91.32	%(1)

(1)	Fair value of plan assets reflects any contributions received through June 30, 2018.

Based upon the funded status of the Pentegra DB Plan as of July 1, 2018, no funding improvement plan or rehabilitation plan has been implemented or is pending as of March 31, 2019 (unaudited).

Total pension plan expense for the three months ended March 31, 2019 and 2018 (unaudited) was $87 and $102 (in thousands), respectively, and is included in salaries and employee benefits expense in the accompanying consolidated financial statements. The Bank did not pay a surcharge to the Pentegra DB Plan during the three months ended March 31, 2019 (unaudited). The Bank enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Bank maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Bank estimates a contribution amount of approximately $346 (in thousands) for the year ending December 31, 2019.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Bank maintains a nonqualified supplemental retirement plan for its current and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at March 31, 2019 (unaudited) and December 31, 2018 relating to this supplemental retirement plan was $527 and $565 (in thousands), respectively. The discount rate used to determine the Bank’s obligation was 5.00%. The projected rate of salary increase for its current President was 5%. For the three months ended March 31, 2019 and 2018 (unaudited), the expense of this salary retirement plan was $23 and $35 (in thousands), respectively.

The Bank maintained a nonqualified supplemental retirement plan for its former President. The plan was terminated in May 2018 with the balance paid out in full upon the former President’s retirement. The recorded liability at March 31, 2019 (unaudited) and December 31, 2018 relating to this supplemental retirement plan was $-0-. For the three months ended March 31, 2019 and 2018 (unaudited), the expense of this salary retirement plan was $-0- and $15 (in thousands), respectively.

Executive Supplemental Retirement Plan

The recorded liability at March 31, 2019 (unaudited) and December 31, 2018 relating to the supplemental retirement plan for the Bank’s former President was $207 (in thousands). The discount rate used to determine the Bank’s obligation was 6.25% at March 31, 2019 (unaudited) and December 31, 2018.

Endorsement Method Split Dollar Plan

The Bank has an endorsement method split dollar plan for a former President/Director. The recorded liability at March 31, 2019 (unaudited) and December 31, 2018 relating to this supplemental executive benefit agreement was $52 and $58 (in thousands), respectively. For the three months ended March 31, 2019 and 2018 (unaudited), the expense of this supplemental plan was $(6) and $(5) (in thousands), respectively.

Deferred Directors Supplemental Retirement Plan

The Bank has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Bank, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2019 (unaudited) and December 31, 2018 relating to this plan was $533 and $562 (in thousands), respectively. The discount rate used to determine the Bank’s obligation was 6.25% at March 31, 2019 (unaudited) and December 31, 2018. Total supplemental retirement plan expense amounted to $32 and $14 (in thousands) for the three months ended March 31, 2019 and 2018 (unaudited), respectively.

Additionally, the Bank has a deferred director’s fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them. At March 31, 2019 (unaudited) and December 31, 2018, the total deferred director’s fees amounted to $154 (in thousands).

8.	Other Comprehensive Income (Loss)

The Bank reports certain items as “other comprehensive income (loss)” and reflects total comprehensive income in the consolidated financial statements for all periods containing elements of other comprehensive income (loss).

A summary of the reclassification adjustments out of accumulated other comprehensive (loss) income for the three months ended March 31, 2019 and 2018 (unaudited) are as follows (in thousands):

Reclassification Adjustment	March 31, 2019	March 31, 2018	Affected Line Item in Statements of Income
Losses on securities available for sale	$8	$—	Securities losses, net
Tax effect	(2)	—	Provision for income taxes

	$6	$—	Net income

Net amortization of premium on securities	$26	$28	Interest and dividends on investments
Tax effect	(7)	(8)	Provision for income taxes

	$19	$20	Net income

9.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2019 (unaudited) and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

As fully phased in on January 1, 2019, the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Capital Rules”) require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of March 31, 2019 (unaudited) and December 31, 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2019 (unaudited) and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of March 31, 2019
Total Capital (to risk- weighted assets)	$36,218	14.33%	$20,219	8.0%	$26,538	10.5%
Tier I Capital (to risk- weighted assets)	33,371	13.20	15,169	6.0	21,489	8.5
Tier I Capital (to average assets)	33,371	8.55	15,612	4.0	15,612	4.0
Common Equity Tier 1 (to risk-weighted assets)	33,371	13.20	11,376	4.5	17,697	7.0

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2018
Total Capital (to risk-weighted assets)	$36,044	14.41%	$20,011	8.0%	$25,012	10.0%
Tier I Capital (to risk-weighted assets)	33,192	13.27	15,008	6.0	20,009	8.0
Tier I Capital (to average assets)	33,192	8.68	15,296	4.0	19,118	5.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	11,256	4.5	16,258	6.5

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2018
Total Capital (to risk- weighted assets)	$36,044	14.41%	$24,701	9.875%	$26,264	10.5%
Tier I Capital (to risk- weighted assets)	33,192	13.27	19,698	7.875	21,261	8.5
Tier I Capital (to average assets)	33,192	8.68	15,296	4.000	15,296	4.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	15,946	6.375	17,509	7.0

10.	Fair Values of Assets and Liabilities

Determination of Fair Value

The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Bank uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value of cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The Bank groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability and reliability of the assumptions used to determine fair value.

Level 1 - Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities, fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Bank’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Bank’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank’s financial assets and financial liabilities carried at fair value for March 31, 2019 (unaudited) and December 31, 2018. There were no significant transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 and 2018 (unaudited).

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Bank’s investment in U.S. Government-sponsored entities bonds, mortgage-backed securities and other municipal bonds is generally classified within Level 2 of the fair value hierarchy. For these securities, the Bank obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 4, Loan Servicing, for more information).

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2019 (unaudited) and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2019
Mortgage servicing rights	$444	$—	$—	$444
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	23,575	—	23,575	—
Mortgage-backed securities	1,339	—	1,339	—
Municipal bonds	17,814	—	17,814	—

	$43,172	$—	$42,728	$444

	Total	Level 1	Level 2	Level 3
December 31, 2018
Mortgage servicing rights	$479	$—	$—	$479
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	23,727	—	23,727	—
Mortgage-backed securities	1,327	—	1,327	—
Municipal bonds	14,389	—	14,389	—

	$39,922	$—	$39,443	$479

See Note 4, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at March 31, 2019 (unaudited).

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain impaired loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3.

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

There were no impaired loans that were remeasured and reported at fair value through either a charge off or a specific valuation allowance based upon the fair value of the underlying collateral or loans held for sale at March 31, 2019 (unaudited) and December 31, 2018.

Non-Financial Assets and Non-Financial Liabilities: The Bank has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at March 31, 2019 (unaudited) and December 31, 2018.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and due from banks, interest bearing time deposits with other banks, Federal Home Loan Bank stock, bank owned life insurance, accrued interest receivable and mortgagors’ tax escrow accounts. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For March 31, 2019, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2018, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Bank’s financial instruments at March 31, 2019 (unaudited) and December 31, 2018 are as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
(in thousands)
March 31, 2019
Financial Assets:
Cash and due from banks	$5,021	$5,021	$5,021	$—	$—
Interest-bearing time deposits with other banks	5,468	5,468	—	5,468	—
Federal Home Loan Bank stock	3,807	3,807	—	3,807	—
Bank-owned life insurance	4,185	4,185	—	4,185	—
Loans, net	324,257	314,116	—	—	314,116
Accrued interest receivable	1,289	1,289	1,289	—	—
Financial Liabilities:
Deposits	$273,396	$273,018	$209,509	$63,509	$—
Advances from Federal Home Loan Bank	81,642	81,485	—	81,485	—
Mortgagors’ tax escrow	2,021	2,021	—	2,021	—
December 31, 2018
Financial Assets:
Cash and due from banks	$5,889	$5,889	$5,889	$—	$—
Interest-bearing time deposits with other banks	6,461	6,461	—	6,461	—
Federal Home Loan Bank stock	3,718	3,718	—	3,718	—
Bank-owned life insurance	4,156	4,156	—	4,156	—
Loans, net	318,615	307,582	—	—	307,582
Accrued interest receivable	1,164	1,164	1,164	—	—
Financial Liabilities:
Deposits	$274,446	$258,446	$196,481	$61,965	$—
Advances from Federal Home Loan Bank	75,737	75,541	—	75,541	—
Mortgagors’ tax escrow	761	761	—	761	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Federal Savings Bank’s consolidated financial condition at March 31, 2019 and consolidated results of operations for the three months ended March 31, 2019 and 2018. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	system failures or breaches of our network security;

•	electronic fraudulent activity within the financial services industry;

•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. On January 1, 2019 the Company adopted the amendments of ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities” which addressed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and included the requirement that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The adoption of this ASU did not materially impact the Bank’s consolidated financial statements. A detailed description of these critical accounting policies can be found in Notes 1 and 15, respectively, to our consolidated financial statements beginning on page F-1 of the Prospectus.

Comparison of Financial Condition at March 31, 2019 (unaudited) and December 31, 2018

Total Assets. Total assets were $394.7 million as of March 31, 2019, an increase of $7.6 million, or 2.0%, when compared to total assets of $387.1 million at December 31, 2018. The increase was due primarily to increases in securities available-for-sale and net loans.

Cash and Due From Banks. Cash and due from banks decreased $0.9 million, or 14.7%, to $5.0 million at March 31, 2019 from $5.9 million at December 31, 2018. This decrease was primarily due to the net decrease in deposits during the three months ended March 31, 2019.

Available-for-Sale Securities. Available-for-sale securities increased by $3.3 million, or 8.3%, to $42.7 million at March 31, 2019 from $39.4 million at December 31, 2018. This increase was due to purchases totaling $4.1 million and a $0.7 million decrease in unrealized holding losses within the portfolio, partially offset by sales totaling $1.5 million, during the three months ended March 31, 2019.

Net Loans. Net loans increased $5.6 million, or 1.8%, to $324.3 million at March 31, 2019 from $318.6 million at December 31, 2018. During the three months ended March 31, 2019, we originated $15.7 million of loans, including $6.9 million of one- to four-family residential mortgage loans, $2.1 million of commercial real estate mortgage loans, $4.2 million of acquisition, development and land loans, $2.1 million of commercial and industrial loans, and $0.4 million of consumer and home equity loans and lines of credit. During the three months ended March 31, 2019, we had $10.0 million in loan principal repayments.

The largest increases in our loan portfolio were in the one- to four-family residential mortgage loan, commercial and industrial loans, and acquisition, development and land loan portfolios. The increase in these loan portfolios reflects our strategy to grow the balance sheet through originations of one- to four-family residential mortgage loans while also diversifying into higher yielding adjustable-rate commercial and industrial loans to improve net margins and manage interest rate risk. We continue to consider selling selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

One- to four-family residential mortgage loans increased $3.9 million, or 1.9%, to $205.7 million at March 31, 2019 from $201.8 million at December 31, 2018. Commercial real estate mortgage loans increased $800,000, or 1.3%, to $64.7 million from $63.9 million at December 31, 2018. Multi-family loans decreased $0.4 million, or 8.6%, to $4.5 million from $4.9 million at December 31, 2018. Commercial and industrial loans increased $1.1 million, or 4.9%, to $23.1 million from $22.0 million at December 31, 2018. Acquisition, development and land loans increased $0.9 million, or 5.8%, to $16.5 million from $15.6 million at December 31, 2018. Home equity loans and lines of credit decreased $0.6 million, or 5.3%, to $10.6 million from $11.2 million at December 31, 2018. Consumer loans were unchanged from $1.3 million at December 31, 2018.

Deposits. Deposits decreased $1.0 million, or 0.4%, to $273.4 million at March 31, 2019 from $274.4 million at December 31, 2018. Core deposits decreased $2.3 million, or 1.1%, to $209.5 million from $211.8 million at December 31, 2018. The decrease was due to a decrease in NOW and demand deposits of $2.3 million and a decrease in regular and other savings of $0.4 million, offset by an increase in money market deposits of $0.4 million. Certificates of deposit increased $1.3 million, or 2.0%, to $63.9 million from $62.6 million at December 31, 2018. At March 31, 2019 and December 31, 2018, we had no brokered deposits.

Total Equity Capital. Total equity capital increased $0.7 million, or 2.2%, to $33.4 million at March 31, 2019 from $32.7 million at December 31, 2018. This increase was due to net income of $178,000 for the three months ended March 31, 2019 and other comprehensive income of $543,000 related to net changes in unrealized holding gains/losses in the available-for-sale securities portfolio.

Nonperforming Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Interest received on non-accrual loans generally is applied against principal, or applied to interest on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans were $316 and $68 (in thousands), or 0.10% and 0.02% of total loans, at March 31, 2019 (unaudited) and December 31, 2018, respectively. At March 31, 2019 (unaudited) and December 31, 2018 we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018 (unaudited)

Net Income. Net income was $178,000 for the three months ended March 31, 2019, compared to net income of $222,000 for the three months ended March 31, 2018, a decrease of $44,000, or 19.8%. The decrease was due to a decrease in non-interest income of $98,000 and a $20,000 increase in non-interest expense, partially offset by a $22,000 increase in net interest income after provision for loan losses and a $52,000 decrease in the provision for income taxes, during the three months ended March 31, 2019.

Interest and Dividend Income. Interest and dividend income increased $383,000, or 11.3%, to $3.8 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018. This increase was due to a $272,000 increase in interest and fees on loans, primarily due to an increase of $14.0 million in the average balance of the loan portfolio to $323.3 million for the three months ended March 31, 2019 from $309.3 million for the three months ended March 31, 2018, and a $111,000 increase in interest and dividend income on investments, or 39.9%, to $388,000 for the three months ended March 31, 2019 from $277,000 for the three months ended March 31, 2018. The weighted average annualized yield for the loan portfolio increased to 4.24% for the three months ended March 31, 2019 from 4.07% for the three months ended March 31, 2018. The weighted average annualized yield for the investment portfolio increased to 2.75% for the three months ended March 31, 2019 from 2.50% for the three months ended March 31, 2018.

Average interest-earning assets increased $24.6 million, to $378.2 million for the three months ended March 31, 2019 from $353.6 million for the three months ended March 31, 2018. The annualized yield on interest earning-assets increased 16 basis points to 4.04% for the three months ended March 31, 2019 from 3.88% for the three months ended March 31, 2018.

Interest Expense. Total interest expense increased $400,000, or 63.7%, to $1.0 million for the three months ended March 31, 2019 from $628,000 for the three months ended March 31, 2018. Interest expense on deposit accounts increased $163,000, or 46.7%, to $514,000 for the three months ended March 31, 2019 from $350,000 for the three months ended March 31, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits to $221.0 million for the three months ended March 31, 2019 from $208.8 million for the three months ended March 31, 2018, an increase of $12.2 million, or 5.8%, and an increase in the weighted average annualized rate to 0.94% for the three months ended March 31, 2019 from 0.68% for the three months ended March 31, 2018.

Interest expense on Federal Home Loan Bank advances increased $237,000, or 85.2%, to $515,000 for the three months ended March 31, 2019 from $278,000 for the three months ended March 31, 2018. The average balance increased $7.6 million, or 10.4%, to $80.5 million for the three months ended March 31, 2019 from $72.9 million for the three months ended March 31, 2018. The increase in the average balance of Federal Home Loan Bank advances is due primarily to management utilizing advances as a funding source for loan originations. The weighted average annualized rate of borrowings increased to 2.60% for the three months ended March 31, 2019 from 1.55% for the three months ended March 31, 2018.

Net Interest Income. Net interest income decreased $18,000, or 0.6%, to $2.7 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018. This decrease was due to a decrease in the annualized interest rate spread to 2.66% for the three months ended March 31, 2019 from 2.98% for the three months ended March 31, 2018 and a decrease in the annualized net interest margin to 2.93% for the three months ended March 31, 2019 from 3.16% for the three months ended March 31, 2018, partially offset by an increase in the balance of interest-earning assets during the three months ended March 31, 2019. The decreases in the annualized interest rate spread and the annualized net interest margin were primarily due to the increase in the average balance of our interest-bearing liabilities to $302.9 million for the three months ended March 31, 2019 from $283.5 million for the three months ended March 31, 2018 and an increase in the annualized weighted average rate paid on interest-bearing liabilities to 1.38% for the three months ended March 31, 2019 from 0.90% for the three months ended March 31, 2018.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we did not record a provision for loan losses for the three months ended March 31, 2019, compared to a provision for loan losses of $40,000 for the three months ended March 31, 2018. The decrease in the provision for the three months ended March 31, 2019 was primarily due to the decrease in non-accrual loans to $316,000 at March 31, 2019 from $951,000 at March 31, 2018.

Non-Interest Income. Non-interest income decreased $98,000, or 24.4%, to $303,000 for the three months ended March 31, 2019 compared to $400,000 for the three months ended March 31, 2018. The decrease in non-interest income during the three months ended March 31, 2019 was due primarily to a $75,000 decrease in loan servicing fee income, reflecting a decrease in the fair value of our mortgage servicing intangible asset during the three months ended March 31, 2019.

Non-Interest Expense. Non-interest expense increased $20,000, or 0.7%, to $2.9 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018. The increase was due primarily to a $138,000, or 8.1%, increase in salaries and employee benefits and director compensation fees, offset by decreases of $43,000, or 34.0%, in advertising costs, $15,000, or 4.9%, in occupancy and equipment expenses and $39,000, or 15.1%, in technology expenses. The increase in salaries and benefits during the three months ended March 31, 2019 was due to new hires filling a number of vacant positions, as well as normal salary increases. The decrease in technology expenses was primarily due to lower data processing fees as a result of a new core processing contract.

Income Taxes. The provision for income taxes decreased by $51,000, or 93.5%, to $4,000 for the three months ended March 31, 2019 from $55,000 for the three months ended March 31, 2018. The effective tax rate was 2.0% and 19.9% for the three months ended March 31, 2019 and 2018, respectively. The reduction in the effective tax rate was primarily due to the impact of an increase in non-taxable interest income, a state tax credit and a state net operating loss carryforward.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	At March 31, 2019	For the Three Months Ended March 31, 2019
	Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	4.14%	$323,340	$3,378	4.24%
Securities	2.63%	41,662	281	2.75%
Other	3.20%	13,168	107	3.24%

Total interest-earning assets	3.94%	378,170	3,766	4.04%
Non-interest-earning assets		12,033

Total assets		$390,203

Interest-bearing liabilities:
NOW and demand deposits	0.08%	$56,249	$12	0.09%
Money market deposits	1.37%	52,702	177	1.36%
Retail and commercial savings deposits	0.37%	48,759	47	0.39%
Certificates of deposit	1.74%	63,247	278	1.78%

Total interest-bearing deposits	0.92%	220,957	514	0.94%
Borrowings	2.52%	80,451	515	2.60%
Other	—	1,470	—	—

Total interest-bearing liabilities	1.34%	302,878	1,029	1.38%

Non-interest-bearing liabilities		54,332

Total liabilities		357,210
Total equity		32,993

Total liabilities and equity		$390,203

Net interest income			$2,737

Net interest rate spread (1)				2.66%
Net interest-earning assets (2)		$75,292

Net interest margin (3)				2.93%
Average interest-earning assets to interest-bearing liabilities		124.86%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Three Months Ended March 31, 2018
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$309,266	$3,106	4.07%
Securities	31,388	192	2.50%
Other	12,940	85	2.64%

Total interest-earning assets	353,594	3,383	3.88%
Non-interest-earning assets	11,547

Total assets	$365,141

Interest-bearing liabilities:
NOW and demand deposits	$61,256	$16	0.11%
Money market deposits	51,500	135	1.07%
Retail and commercial savings deposits	41,014	13	0.13%
Certificates of deposit	54,985	186	1.37%

Total interest-bearing deposits	208,755	350	0.68%
Borrowings	72,874	278	1.55%
Other	1,850	—	—

Total interest-bearing liabilities	283,479	628	0.90%

Non-interest-bearing liabilities	49,885

Total liabilities	333,364
Total equity	31,777

Total liabilities and equity	$365,141

Net interest income		$2,755

Net interest rate spread (1)			2.98%
Net interest-earning assets (2)	$70,115

Net interest margin (3)			3.16%
Average interest-earning assets to interest-bearing liabilities	124.73%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(in thousands)
Interest-earning assets:
Loans	$144	$128	$272
Securities	68	21	89
Other	2	20	22

Total interest-earning assets	214	169	383

Interest-bearing liabilities:
Savings, NOW and money market accounts	4	68	72
Certificates of deposit	31	61	92

Total interest-bearing deposits	35	129	164
Borrowings	29	208	237
Other	—	—	—

Total interest-bearing liabilities	64	337	401

Change in net interest income	$150	$(168)	$(18)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also rely on borrowings from the Federal Home Loan Bank of Boston as supplemental sources of funds. At March 31, 2019 and December 31, 2018, we had $81.6 million and $75.7 million outstanding in advances from the Federal Home Loan Bank of Boston, respectively, and the ability to borrow an additional $62.5 million and $72.1 million, respectively. Additionally, at March 31, 2019 and December 31, 2018, we had an overnight line of credit with the Federal Home Loan Bank of Boston for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At March 31, 2019 and December 31, 2018, there were no outstanding balances under any of these additional credit facilities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided (used) by operating activities was $354,000 and $(1,246,000) for the three months ended March 31, 2019 and 2018, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $7.3 million and $10.9 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and Federal Home Loan Bank advances, was $6.1 million and $10.2 million for the three months ended March 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Boston advances as well as brokered certificates of deposit as needed, to fund loan growth.

At March 31, 2019 and December 31, 2018, we exceeded all of our regulatory capital requirements. See Note 9 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the board of directors established a management-level Asset/Liability Management Committee (the “ALCO”), which takes responsibility for overseeing the asset/liability management process and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; selling a portion of fixed-rate one- to four-family residential real estate loans; maintaining investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 and 200 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at March 31, 2019. All estimated changes presented in the table are within the policy limits approved by the board of directors.

.	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
(dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$25	$(14)	-37.1%	7.26%	-280
300 bp	28	(11)	-27.2	8.13	-194
200 bp	32	(7)	-17.3	8.92	-114
100 bp	36	(3)	-7.4	9.64	-42
0	39	—	—	10.07	—
(100) bp	39	—	0.5	9.83	-24
(200) bp	34	(5)	-14.1	8.26	-181

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

During the quarter ended March 31, 2019, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2019, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s believes that the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Form of Charter of First Seacoast Bancorp (1)

3.2	Form of Bylaws of First Seacoast Bancorp (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-230242).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-230242).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: June 26, 2019	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: June 26, 2019	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer