Form 10-Q
period 2019-06-30
First Seacoast Bancorp
filed 2019-08-13
CIK 1769267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-38985

First Seacoast Bancorp

(Exact Name of Registrant as Specified in Its Charter)

United States of America	84-2404519
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 Central Avenue, Dover, New Hampshire	03820
(Address of Principal Executive Offices)	(Zip Code)

(603) 742-4680

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	FSEA	The Nasdaq Stock Market, LLC

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

6,083,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 13, 2019, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

EXPLANATORY NOTE

Effective July 16, 2019, First Seacoast Bancorp (the “Company,” “we” or “our”) became the stock holding company for First Seacoast Bank upon the reorganization of Federal Savings Bank into the mutual holding company structure. As part of the reorganization, Federal Savings Bank changed its name to First Seacoast Bank. As of June 30, 2019, the reorganization had not been completed, and the Company was in formation and had no assets or liabilities and had not conducted any business activities other than formational activities. Accordingly, the consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to Federal Savings Bank.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$10,648	$5,889
Interest bearing time deposits with other banks	4,722	6,461
Securities available-for-sale, at fair value	43,519	39,443
Federal Home Loan Bank stock	2,468	3,718
Loans	334,603	321,422
Less allowance for loan losses	2,832	2,806

Net loans	331,771	318,616
Land, building and equipment, net	5,436	5,581
Bank-owned life insurance	4,215	4,156
Accrued interest receivable	1,248	1,164
Other assets	2,797	2,086

Total assets	$406,824	$387,114

LIABILITIES AND EQUITY CAPITAL
Deposits:
Non-interest bearing deposits	$43,298	$42,262
Interest bearing deposits	240,606	232,184

Total deposits	283,904	274,446
Advances from Federal Home Loan Bank	56,012	75,737
Mortgagors’ tax escrow	819	761
Deferred compensation liability	1,532	1,547
Stock subscriptions	28,609	—
Other liabilities	1,943	1,896

Total liabilities	372,819	354,387
Equity capital:
Equity capital	33,583	33,192
Accumulated other comprehensive income (loss)	422	(465)

Total equity capital	34,005	32,727

Total liabilities and equity capital	$406,824	$387,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$3,487	$3,198	$6,865	$6,304
Interest on debt securities:
Taxable	205	187	417	360
Non-taxable	136	61	251	118

Total interest on debt securities	341	248	668	478
Dividends	58	56	119	103

Total interest and dividend income	3,886	3,502	7,652	6,885

Interest expense:
Interest on deposits	562	389	1,076	739
Interest on Federal Home Loan Bank advances	505	368	1,020	646

Total interest expense	1,067	757	2,096	1,385

Net interest and dividend income	2,819	2,745	5,556	5,500
Provision for loan losses	25	30	25	70

Net interest income after provision for loan losses	2,794	2,715	5,531	5,430

Noninterest income:
Customer service fees	254	250	473	486
Gain on sale of loans	24	8	35	23
Securities losses, net	(2)	—	(10)	—
Income from bank-owned life insurance	29	29	59	58
Loan servicing fee (loss) income	(20)	4	(25)	74
Investment services fees	61	41	105	78
Other income	12	9	24	22

Total noninterest income	358	341	661	741

Noninterest expense:
Salaries and employee benefits	1,773	1,538	3,525	3,179
Director compensation	76	56	156	109
Occupancy expense	169	194	340	376
Equipment expense	133	136	265	273
Marketing	165	125	247	250
Data processing	85	242	304	500
Deposit insurance	65	58	120	115
Professional fees and assessments	113	138	243	272
Debit card fees	40	37	75	66
Employee travel and education expenses	68	68	119	125
Other expense	246	164	397	329

Total noninterest expense	2,933	2,756	5,791	5,594

Income before provision for income taxes	219	300	401	577
Provision for income taxes	6	46	10	101

Net income	$213	$254	$391	$476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$213	$254	$391	$476
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period net of income taxes of $124, $(52), $318 and $(203), respectively	332	(139)	850	(541)
Reclassification adjustment for gains and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $4, $9, $13 and $17, respectively	12	25	37	45

Other comprehensive income (loss)	344	(114)	887	(496)

Comprehensive income (loss)	$557	$140	$1,278	$(20)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL (UNAUDITED)

(in thousands)	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity Capital
Balance December 31, 2017	$32,112	$(214)	$31,898
Net income	222	—	222
Other comprehensive loss	—	(382)	(382)

Balance March 31, 2018	32,334	(596)	31,738
Net income	254	—	254
Other comprehensive loss	—	(114)	(114)

Balance June 30, 2018	$32,588	$(710)	$31,878

Balance December 31, 2018	$33,192	$(465)	$32,727
Net income	178	—	178
Other comprehensive income	—	543	543

Balance March 31, 2019	33,370	78	33,448
Net income	213	—	213
Other comprehensive income	—	344	344

Balance June 30, 2019	$33,583	$422	$34,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$391	$476
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	265	273
Net amortization of bond premium	40	62
Provision for loan losses	25	70
Gain on sale of loans	(35)	(23)
Securities losses, net	10	—
Proceeds from loans held for sale	2,206	2,174
Origination of loans held for sale	(2,171)	(2,151)
Increase in bank-owned life insurance	(59)	(58)
Increase in deferred fees on loans	(12)	(14)
Deferred tax benefit	(130)	(3)
Increase in accrued interest receivable	(84)	(17)
Increase in other assets	(913)	(361)
Decrease in deferred compensation liability	(15)	(351)
Increase (decrease) in other liabilities	47	(1,213)

Net cash used by operating activities	(435)	(1,136)

Cash flows from investing activities:
Proceeds from sales and maturities of securities available-for-sale	7,009	230
Purchase of securities available-for-sale	(9,916)	(6,740)
Purchase of property and equipment	(120)	(47)
Loan originations and principal collections, net	(13,168)	(9,135)
Net redemption (purchase) of Federal Home Loan Bank stock	1,250	(730)
Proceeds from sales of interest bearing time deposits with other banks	1,739	—
Purchase of interest bearing time deposits with other banks	—	(1,492)

Net cash used by investing activities	(13,206)	(17,914)

Cash flows from financing activities:
Net (decrease) increase in NOW, demand deposits, money market and savings accounts	(2,971)	13,129
Net increase in certificates of deposit	12,429	1,427
Increase in mortgagors’ escrow accounts	58	482
Proceeds from short-term FHLB advances	137,654	126,570
Payments on short-term FHLB advances	(157,379)	(109,235)
Payments on long-term FHLB advances	—	(8,000)
Decrease in repurchase agreements	—	(5,626)
Proceeds from stock subscriptions	28,609	—

Net cash provided by financing activities	18,400	18,747

Net change in cash and cash equivalents	4,759	(303)
Cash and cash equivalents at beginning of period	5,889	5,650

Cash and cash equivalents at end of period	$10,648	$5,347

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$2,132	$1,800
Cash paid for income taxes	13	—
Noncash activities:
Effect of change in fair value of investments available for sale:
Investment securities available-for-sale	1,219	(682)
Deferred taxes	(332)	186
Other comprehensive income (loss)	887	(496)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEDERAL SAVINGS BANK AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Federal Savings Bank and Subsidiary (the “Bank”) were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, included in the definitive prospectus dated May 14, 2019 (the “Prospectus”), of First Seacoast Bancorp (the “Company”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2019 relating to the Company’s initial public offering.

The accompanying consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 28, 2019, the Bank’s Board of Directors adopted a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan (the “Plan of Reorganization”). The stock offering that ended on June 18, 2019 was oversubscribed. Total stock subscriptions received at June 30, 2019 were $28.6 million. The Company sold a total of 2,676,740 shares of common stock, which includes 238,473 shares sold to the First Seacoast Bank Employee Stock Ownership Plan, at a price of $10.00 per share. The total offering value and number of shares of common stock determined based upon an independent appraiser’s valuation. In addition, as part of the reorganization, the Company issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC (the “MHC”), the Bank’s proposed parent mutual holding company, and 60,835 shares of common stock and $150,000 in cash to First Seacoast Community Foundation, Inc., a charitable foundation formed in connection with the reorganization and dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 6,083,500 shares of common stock of the Company are issued and outstanding. On July 12, 2019 the Bank received all requisite regulatory approvals to close the Plan of Reorganization and the related stock offering by the Company (collectively, the “Reorganization”). Upon closing the Reorganization on July 16, 2019, the Bank changed its name to First Seacoast Bank. The Company’s common stock began trading on the NASDAQ Capital Market under the symbol “FSEA” on July 17, 2019. Pursuant to the Plan of Reorganization, the Bank reorganized into the mutual holding company form of ownership. The Bank converted to a stock savings bank and issued all of its outstanding stock to the Company. Pursuant to the Plan of Reorganization, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”), which subscribed for 3.92% of the common stock of the Company outstanding upon the completion of the Reorganization. The Company is organized as a corporation under the laws of the United States and offered 44% of its common stock for sale to the Bank’s eligible members, the ESOP, and certain other persons. In addition, the Company issued 1% of its outstanding shares of common stock, and cash, to a newly formed charitable foundation. First Seacoast Bancorp, MHC is organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of the Company. The costs of the reorganization and common stock issuance have been deferred and will be deducted from the sales proceeds of the offering. At June 30, 2019, approximately $852,000 of these costs have been deferred.

Accounting Standards Adopted in 2019

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, following the completion of the transactions contemplated by the Plan of Reorganization, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2019, there is no significant difference in the comparability of the Bank’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

•

Investment service fees—these represent fees for investment advisory services which are generally based on the market values of assets under management. Assets under management totaled approximately $43.3 million and $39.1 million at June 30, 2019 (unaudited) and December 31, 2018, respectively. Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance, and annuity products.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for nonpublic business entities and clarifying that operating lease receivables are outside the scope of Accounting Standards Codification Topic 326. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. On July 17, 2019 the FASB proposed to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. The Bank meets the definition of a smaller reporting company because its public float is less than $250 million. FASB’s proposal will undergo a 30-day public comment period in August 2019. If the implementation is delayed as proposed, the Bank will evaluate when it will adopt this standard. Early adoption is permitted. Upon adoption, however, the Bank will apply the standard’s provisions as a cumulative effect adjustment to equity capital as of the first reporting period in which the guidance is effective. Upon adoption, the Bank expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Bank is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Bank anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of June 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises obligations	$19,726	$48	$(20)	$19,754
Residential mortgage backed securities	1,360	—	(10)	1,350
Municipal bonds	21,854	568	(7)	22,415

	$42,940	$616	$(37)	$43,519

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises obligations	$24,219	$8	$(500)	$23,727
Residential mortgage backed securities	1,374	—	(47)	1,327
Municipal bonds	14,490	39	(140)	14,389

	$40,083	$47	$(687)	$39,443

The amortized cost and fair values of available-for-sale securities at June 30, 2019 (unaudited) by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
June 30, 2019
Due after one year through five years	$12,252	$12,239
Due after five years through ten years	8,486	8,563
Due after ten years	20,842	21,367

Total U.S. Government-sponsored enterprises obligations and municipal bonds	41,580	42,169
Mortgage-backed securities	1,360	1,350

	$42,940	$43,519

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2019 (unaudited) and December 31, 2018 (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
U.S. Government -sponsored enterprises obligation	—	$—	$—	3	$4,980	$(20)	$4,980	$(20)
Residential mortgage backed securities	—	—	—	1	1,350	(10)	1,350	(10)
Municipal bonds	2	608	(4)	1	526	(3)	1,134	(7)

	2	$608	$(4)	5	$6,856	$(33)	$7,464	$(37)

December 31, 2018
U.S. Government -sponsored enterprises obligation	4	$4,937	$(32)	15	$16,781	$(468)	$21,718	$(500)
Residential mortgage backed securities	1	1,327	(47)	—	—	—	1,327	(47)
Municipal bonds	13	6,014	(63)	9	4,051	(77)	10,065	(140)

	18	$12,278	$(142)	24	$20,832	$(545)	$33,110	$(687)

In evaluating whether the investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Bank does not intend to sell investments with unrealized losses and it is more likely than not that the Bank will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of June 30, 2019 (unaudited) or December 31, 2018.

Gross realized gains were $7,000 and $-0- and gross realized losses were $9,000 and $-0- for the three months ended June 30, 2019 and 2018 (unaudited), respectively. Proceeds related to these gains and losses totaled $6.3 million and $221,000 for the three months ended June 30, 2019 and 2018 (unaudited), respectively.

Gross realized gains were $10,000 and $-0- and gross realized losses were $20,000 and $-0- for the six months ended June 30, 2019 and 2018 (unaudited), respectively. Proceeds related to these gains and losses totaled $7.0 million and $230,000 for the six months ended June 30, 2019 and 2018 (unaudited), respectively.

As of June 30, 2019 (unaudited) or December 31, 2018, there were no holdings that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Bank’s available-for-sale securities.

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

Loans consisted of the following at June 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Commercial real estate (CRE)	$68,510	$63,853
Multifamily (MF)	4,839	4,928
Commercial and industrial (C+I)	21,620	21,990
Acquisition, development, and land (ADL)	15,400	15,580
1-4 family residential (RES)	209,870	201,759
Home equity line of credit (HELOC)	11,123	11,151
Consumer (CON)	2,363	1,295

Total loans	333,725	320,556
Net deferred loan costs	878	866
Allowance for loan losses	(2,832)	(2,806)

Total loans, net	$331,771	$318,616

Changes in the allowance for loan losses (“ALL”) for the three and six months ended June 30, 2019 and 2018 (unaudited) by portfolio segment are summarized as follows (in thousands):

	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2017	$367	$30	$169	$303	$1,629	$70	$11	$224	$2,803
Provision for loan losses	8	(1)	(20)	24	153	3	1	(128)	40
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1

Balance, March 31, 2018	375	29	149	327	1,782	73	13	96	2,844
Provision for loan losses	87	(5)	18	22	(218)	(7)	(1)	134	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—

Balance, June 30, 2018	462	24	167	349	1,564	66	12	230	2,874

Balance, December 31, 2018	559	22	232	88	1,593	69	7	236	2,806
Provision for loan losses	84	(1)	(12)	55	(8)	(18)	(2)	(98)	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—

Balance, March 31, 2019	643	21	220	143	1,585	51	5	138	2,806
Provision for loan losses	78	1	(4)	(61)	143	3	3	(138)	25
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1

Balance, June 30, 2019	$721	$22	$216	$82	$1,728	$54	$9	$—	$2,832

As of June 30, 2019 (unaudited) and December 31, 2018, information about loans and the ALL by portfolio segment are summarized below (in thousands):

	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
June 30, 2019 Loan Balances
Individually evaluated for impairment	$113	$—	$1,203	$—	$312	$—	$—	$—	$1,628
Collectively evaluated for impairment	68,397	4,839	20,417	15,400	209,558	11,123	2,363	—	332,097

Total	$68,510	$4,839	$21,620	$15,400	$209,870	$11,123	$2,363	$—	$333,725

ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	721	22	216	82	1,728	54	9	—	2,832

Total	$721	$22	$216	$82	$1,728	$54	$9	$—	$2,832

December 31, 2018 Loan Balances
Individually evaluated for impairment	$244	$—	$1,267	$—	$68	$—	$—	$—	$1,579
Collectively evaluated for impairment	63,609	4,928	20,723	15,580	201,691	11,151	1,295	—	318,977

Total	$63,853	$4,928	$21,990	$15,580	$201,759	$11,151	$1,295	$—	$320,556

ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	559	22	232	88	1,593	69	7	236	2,806

Total	$559	$22	$232	$88	$1,593	$69	$7	$236	$2,806

The following is an aged analysis of past due loans by portfolio segment as of June 30, 2019 (unaudited) (in thousands):

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$68,510	$68,510	$—
MF	—	—	—	—	4,839	4,839	—
C+I	—	—	—	—	21,620	21,620	—
ADL	—	—	—	—	15,400	15,400	—
RES	97	—	312	409	209,461	209,870	312
HELOC	—	—	—	—	11,123	11,123	—
CON	17	—	—	17	2,346	2,363	—

	$114	$—	$312	$426	$333,299	$333,725	$312

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2018 (in thousands):

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$93	$—	$—	$93	$63,760	$63,853	$—
MF	—	—	—	—	4,928	4,928	—
C+I	—	—	—	—	21,990	21,990	—
ADL	—	—	—	—	15,580	15,580	—
RES	256	—	68	324	201,435	201,759	68
HELOC	99	—	—	99	11,052	11,151	—
CON	—	—	—	—	1,295	1,295	—

	$448	$—	$68	$516	$320,040	$320,556	$68

There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2019 (unaudited) and December 31, 2018.

The following table provides information on impaired loans as of June 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	312	312	—	363	11
HELOC	—	—	—	—	—
CON	—	—	—	—	—

Total impaired loans	$312	$312	$—	$363	$11

December 31, 2018
With no related allowance recorded:
CRE	$—	$—	$—	$112	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	470	—
RES	68	68	—	34	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—

Total impaired loans	$68	$68	$—	$616	$3

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

The following presents the internal risk rating of loans by portfolio segment as of June 30, 2019 (unaudited) (in thousands):

	Pass	Special Mention	Substandard	Total
CRE	$67,677	$720	$113	$68,510
MF	4,839	—	—	4,839
C+I	17,974	2,443	1,203	21,620
ADL	15,400	—	—	15,400
RES	209,558	—	312	209,870
HELOC	11,123	—	—	11,123
CON	2,363	—	—	2,363

Total	$328,934	$3,163	$1,628	$333,725

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Total
CRE	$62,873	$736	$244	$63,853
MF	4,928	—	—	4,928
C+I	20,700	23	1,267	21,990
ADL	15,580	—	—	15,580
RES	201,435	256	68	201,759
HELOC	11,151	—	—	11,151
CON	1,295	—	—	1,295

Total	$317,962	$1,015	$1,579	$320,556

Certain directors and executive officers of the Bank and companies in which they have significant ownership interests were customers of the Bank. Loans outstanding to these persons and entities at June 30, 2019 (unaudited) and December 31, 2018 were $5,236 and $5,458, respectively (in thousands).

4.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $48.3 million and $49.2 million at June 30, 2019 (unaudited) and December 31, 2018, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 10, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee (loss) income in the Bank’s consolidated statements of income.

The Bank’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee (loss) income, including late and ancillary fees, was $(20) and $4 (in thousands) for the three months ended June 30, 2019 and 2018 (unaudited), respectively and $(25) and $74 (in thousands) for the six months ended June 30, 2019 and 2018 (unaudited), respectively. Servicing fee (loss) income is recorded in loan servicing fee (loss) income in the Bank’s consolidated statements of income. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2019 and 2018 (unaudited) (in thousands):

	2019	2018
Balance, January 1	$479	$473
Change in fair value due to change in assumptions	(35)	38

Balance, March 31	444	511
Change in fair value due to change in assumptions	(50)	(29)

Balance, June 30	$394	$482

Fair value at June 30, 2019 (unaudited) was determined using a discount rate of 9.50%, prepayment speed of 12.89% and a weighted average default rate of 2.68%. Fair value at June 30, 2018 (unaudited) was determined using a discount rate of 9.50%, prepayment speed of 8.32% and a weighted average default rate of 2.71%. Mortgage servicing rights are included in other assets on the accompanying consolidated balance sheets.

5.	Deposits

Deposits consisted of the following at June 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
NOW and demand deposits	$109,996	$109,580
Money market deposits	58,927	60,952
Regular and other savings deposits	39,932	41,294
Time deposits of $250,000 and greater	15,234	13,325
Time deposits less than $250,000	59,815	49,295

	$283,904	$274,446

At June 30, 2019 (unaudited), the scheduled maturities of time deposits were as follows (in thousands):

2019	$43,350
2020	24,401
2021	5,120
2022	1,819
2023	359

$75,049

There were $10.1 million and $-0- brokered deposits included in time deposits at June 30, 2019 (unaudited) and December 31, 2018, respectively.

6.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB is as follows (dollars in thousands):

June 30, 2019 (unaudited)
Principal Amounts	Maturity Dates	Interest Rates
$38,750	2019	2.32% to 2.55% – fixed
15,000	2020	2.15% to 2.19% – fixed
2,262	2022	0.00% to 0.00% – fixed

$56,012

December 31, 2018
Principal Amounts	Maturity Dates	Interest Rates
$73,475	2019	2.54% to 2.68% – fixed
2,262	2022	0.00% to 0.00% – fixed

$75,737

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $88.5 million and $72.1 million at June 30, 2019 (unaudited) and December 31, 2018, respectively. At June 30, 2019 (unaudited) and December 31, 2018, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

The Bank has an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank has a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at June 30, 2019 (unaudited).

7.	Employee Benefits

401(k) Plan

During the year ended December 31, 2018, the Bank sponsored two 401(k) defined contribution plans for substantially all employees pursuant to which employees of the Bank could elect to make contributions to the plans subject to Internal Revenue Service limits. The Bank also made matching and profit-sharing contributions to eligible participants in accordance with the plans’ provisions. As of December 31, 2018, these plans were combined into one defined contribution plan. The Bank’s contributions for the three months ended June 30, 2019 and 2018 (unaudited) were $45 and $32 (in thousands), respectively, and $79 and $64 (in thousands) for the six months ended June 30, 2019 and 2018 (unaudited), respectively.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2018, no funding improvement plan or rehabilitation plan has been implemented or is pending as of June 30, 2019 (unaudited).

Total pension plan expense for the three months ended June 30, 2019 and 2018 (unaudited) was $86 and $102 (in thousands), respectively, and $173 and $204 (in thousands) for the six months ended June 30, 2019 and 2018 (unaudited), respectively, and is included in salaries and employee benefits expense in the accompanying consolidated financial statements. The Bank did not pay a surcharge to the Pentegra DB Plan during the three or six months ended June 30, 2019 (unaudited). The Bank enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Bank maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Bank estimates a contribution amount of approximately $346 (in thousands) for the year ending December 31, 2019.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Bank maintains a nonqualified supplemental retirement plan for its current and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2019 (unaudited) and December 31, 2018 relating to this supplemental retirement plan was $536 and $565 (in thousands), respectively. The discount rate used to determine the Bank’s obligation was 5.00%. The projected rate of salary increase for its current President was 5%. The expense of this salary retirement plan was $23 and $1 (in thousands) for the three months ended June 30, 2019 and 2018 (unaudited), respectively and $46 and $36 (in thousands) for the six months ended June 30, 2019 and 2018 (unaudited), respectively.

The Bank maintained a nonqualified supplemental retirement plan for its former President. The plan was terminated in May 2018 with the balance paid out in full upon the former President’s retirement. The recorded liability at June 30, 2019 (unaudited) and December 31, 2018 relating to this supplemental retirement plan was $-0-. The expense of this salary retirement plan was $-0- and $10 (in thousands) for the three months ended June 30, 2019 and 2018 (unaudited), respectively and $-0- and $25 (in thousands) for the six months ended June 30, 2019 and 2018 (unaudited), respectively.

Executive Supplemental Retirement Plan

The recorded liability at June 30, 2019 (unaudited) and December 31, 2018 relating to the supplemental retirement plan for the Bank’s former President was $207 (in thousands). The discount rate used to determine the Bank’s obligation was 6.25% at June 30, 2019 (unaudited) and December 31, 2018.

Endorsement Method Split Dollar Plan

The Bank has an endorsement method split dollar plan for a former President/Director. The recorded liability at June 30, 2019 (unaudited) and December 31, 2018 relating to this supplemental executive benefit agreement was $46 and $58 (in thousands), respectively. The expense of this supplemental plan was $(7) and $(5) (in thousands) for the three months ended June 30, 2019 and 2018 (unaudited), respectively and $(13) and $(10) (in thousands) for the six months ended June 30, 2019 and 2018 (unaudited), respectively.

Deferred Directors Supplemental Retirement Plan

The Bank has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Bank, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2019 (unaudited) and December 31, 2018 relating to this plan was $549 and $562 (in thousands), respectively. The discount rate used to determine the Bank’s obligation was 6.25% at June 30, 2019 (unaudited) and December 31, 2018. Total supplemental retirement plan expense amounted to $19 and $14 (in thousands) for the three months ended June 30, 2019 and 2018 (unaudited), respectively and $51 and $28 (in thousands) for the six months ended June 30, 2019 and 2018 (unaudited), respectively.

Additionally, the Bank has a deferred director’s fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them. At June 30, 2019 (unaudited) and December 31, 2018, the total deferred director’s fees amounted to $194 and $154 (in thousands), respectively.

8.	Other Comprehensive Income (Loss)

The Bank reports certain items as “other comprehensive income (loss)” and reflects total comprehensive income in the consolidated financial statements for all periods containing elements of other comprehensive income (loss).

A summary of the reclassification adjustments out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018 (unaudited) are as follows (in thousands):

Reclassification Adjustment	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Affected Line Item in Statements of Income
Losses on securities available for sale	$2	$—	Securities losses, net
Tax effect	—	—	Provision for income taxes

	$2	$—	Net income

Net amortization of premium on securities	$14	$34	Interest and dividends on investments
Tax effect	(4)	(9)	Provision for income taxes

	$10	$25	Net income

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Losses on securities available for sale	$10	$—	Securities losses, net
Tax effect	(2)	—	Provision for income taxes

	$8	$—	Net income

Net amortization of premium on securities	$40	$62	Interest and dividends on investments
Tax effect	(11)	(17)	Provision for income taxes

	$29	$45	Net income

9.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2019 (unaudited) and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

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

The following table presents actual and required capital ratios as of June 30, 2019 (unaudited) and December 31, 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2019 (unaudited) and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of June 30, 2019
Total Capital (to risk- weighted assets)	$36,477	14.03%	$20,806	8.0%	$27,308	10.5%
Tier I Capital (to risk- weighted assets)	33,583	12.91	15,605	6.0	22,107	8.5
Tier I Capital (to average assets)	33,583	8.38	16,038	4.0	16,038	4.0
Common Equity Tier 1 (to risk-weighted assets)	33,583	12.91	11,703	4.5	18,025	7.0

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2018
Total Capital (to risk-weighted assets)	$36,044	14.41%	$20,011	8.0%	$25,012	10.0%
Tier I Capital (to risk-weighted assets)	33,192	13.27	15,008	6.0	20,009	8.0
Tier I Capital (to average assets)	33,192	8.68	15,296	4.0	19,118	5.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	11,256	4.5	16,258	6.5

			Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Basel III Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2018
Total Capital (to risk- weighted assets)	$36,044	14.41%	$24,701	9.875%	$26,264	10.5%
Tier I Capital (to risk- weighted assets)	33,192	13.27	19,698	7.875	21,261	8.5
Tier I Capital (to average assets)	33,192	8.68	15,296	4.000	15,296	4.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	15,946	6.375	17,509	7.0

10.	Fair Values of Assets and Liabilities

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Bank’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Bank’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank’s financial assets and financial liabilities carried at fair value for June 30, 2019 (unaudited) and December 31, 2018. There were no significant transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2019 and 2018 (unaudited).

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2019 (unaudited) and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2019
Mortgage servicing rights	$394	$—	$—	$394
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	19,754	—	19,754	—
Mortgage-backed securities	1,350	—	1,350	—
Municipal bonds	22,415	—	22,415	—

	$43,913	$—	$43,519	$394

	Total	Level 1	Level 2	Level 3
December 31, 2018
Mortgage servicing rights	$479	$—	$—	$479
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	23,727	—	23,727	—
Mortgage-backed securities	1,327	—	1,327	—
Municipal bonds	14,389	—	14,389	—

	$39,922	$—	$39,443	$479

See Note 4, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at June 30, 2019 (unaudited).

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

There were no impaired loans that were remeasured and reported at fair value through either a charge off or a specific valuation allowance based upon the fair value of the underlying collateral or loans held for sale at June 30, 2019 (unaudited) and December 31, 2018.

Non-Financial Assets and Non-Financial Liabilities: The Bank has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2019 (unaudited) and December 31, 2018.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and due from banks, interest bearing time deposits with other banks, Federal Home Loan Bank stock, bank owned life insurance, accrued interest receivable and mortgagors’ tax escrow accounts. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For June 30, 2019, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2018, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Bank’s financial instruments at June 30, 2019 (unaudited) and December 31, 2018 are as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
(in thousands)
June 30, 2019
Financial Assets:
Cash and due from banks	$10,648	$10,648	$10,648	$—	$—
Interest-bearing time deposits with other banks	4,722	4,722	—	4,722	—
Federal Home Loan Bank stock	2,468	2,468	—	2,468	—
Bank-owned life insurance	4,215	4,215	—	4,215	—
Loans, net	331,771	324,355	—	—	324,355
Accrued interest receivable	1,248	1,248	1,248	—	—
Financial Liabilities:
Deposits	$283,904	$283,871	$218,912	$64,959	$—
Advances from Federal Home Loan Bank	56,012	55,899	—	55,899	—
Mortgagors’ tax escrow	819	819	—	819	—
December 31, 2018
Financial Assets:
Cash and due from banks	$5,889	$5,889	$5,889	$—	$—
Interest-bearing time deposits with other banks	6,461	6,461	—	6,461	—
Federal Home Loan Bank stock	3,718	3,718	—	3,718	—
Bank-owned life insurance	4,156	4,156	—	4,156	—
Loans, net	318,615	307,582	—	—	307,582
Accrued interest receivable	1,164	1,164	1,164	—	—
Financial Liabilities:
Deposits	$274,446	$258,446	$196,481	$61,965	$—
Advances from Federal Home Loan Bank	75,737	75,541	—	75,541	—
Mortgagors’ tax escrow	761	761	—	761	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Federal Savings Bank’s consolidated financial condition at June 30, 2019 and consolidated results of operations for the three and six months ended June 30, 2019 and 2018. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2019 (unaudited) and December 31, 2018

Total Assets. Total assets were $406.8 million as of June 30, 2019, an increase of $19.7 million, or 5.1%, when compared to total assets of $387.1 million at December 31, 2018. The increase was due primarily to increases in cash and due from banks, securities available-for-sale and net loans.

Cash and Due From Banks. Cash and due from banks increased $4.8 million, or 80.8%, to $10.6 million at June 30, 2019 from $5.9 million at December 31, 2018. This increase was primarily due to the increase in deposits during the six months ended June 30, 2019.

Available-for-Sale Securities. Available-for-sale securities increased by $4.1 million, or 10.3%, to $43.5 million at June 30, 2019 from $39.4 million at December 31, 2018. This increase was due to purchases totaling $9.9 million and a $1.2 million decrease in unrealized holding losses within the portfolio, offset by sales totaling $7.0 million, during the six months ended June 30, 2019.

Net Loans. Net loans increased $13.2 million, or 4.1%, to $331.8 million at June 30, 2019 from $318.6 million at December 31, 2018. During the six months ended June 30, 2019, we originated $55.4 million of loans, including $25.0 million of one- to four-family residential mortgage loans, $9.4 million of commercial real estate mortgage loans, $12.0 million of acquisition, development and land loans, $4.2 million of commercial and industrial loans, $2.5 million of multi-family loans, and $2.2 million of consumer and home equity loans and lines of credit. During the six months ended June 30, 2019, we had $42.2 million in loan principal repayments.

The largest increases in our loan portfolio were in the one- to four-family residential mortgage loan and the commercial real estate mortgage loan portfolios. The increase in these loan portfolios reflects our strategy to grow the balance sheet through originations of one- to four-family residential mortgage loans while also diversifying into higher yielding commercial real estate mortgage loans to improve net margins and manage interest rate risk. We continue to consider selling selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

One- to four-family residential mortgage loans increased $8.1 million, or 4.0%, to $209.9 million at June 30, 2019 from $201.8 million at December 31, 2018. Commercial real estate mortgage loans increased $4.6 million, or 7.3%, to $68.5 million from $63.9 million at December 31, 2018. Multi-family loans decreased $0.1 million, or 1.8%, to $4.8 million from $4.9 million at December 31, 2018. Commercial and industrial loans decreased $0.4 million, or 1.7%, to $21.6 million from $22.0 million at December 31, 2018. Acquisition, development and land loans decreased $0.2 million, or 1.2%, to $15.4 million from $15.6 million at December 31, 2018. Home equity loans and lines of credit decreased $28,000, or 0.3%, to $11.1 million from $11.2 million at December 31, 2018. Consumer loans increased $1.1 million, or 82.5%, to $2.4 million from $1.3 million at December 31, 2018.

Deposits. Deposits increased $9.5 million, or 3.4%, to $283.9 million at June 30, 2019 from $274.4 million at December 31, 2018. Core deposits (defined as deposits other than time deposits) decreased $3.0 million, or 1.4%, to $208.8 million from $211.8 million at December 31, 2018. The decrease was due to a decrease in money market deposits of $2.0 million and a decrease in regular and other savings of $1.4 million offset by an increase in NOW and demand deposits of $0.4 million. Time deposits increased $12.4 million, or 19.8%, to $75.0 million from $62.6 million at December 31, 2018. At June 30, 2019 and December 31, 2018, time deposits included $10.1 million and $-0- of brokered deposits, respectively.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased $19.7 million, or 26.0%, to $56.0 million at June 30, 2019 from $75.7 million at December 31, 2018.

Stock Subscriptions. Stock subscriptions was $28.6 million at June 30, 2019 from $-0- million at December 31, 2018. The increase was due to subscription funds received and held on deposit in advance of the closing of the Company’s stock offering.

Total Equity Capital. Total equity capital increased $1.3 million, or 3.9%, to $34.0 million at June 30, 2019 from $32.7 million at December 31, 2018. This increase was due to net income of $391,000 for the six months ended June 30, 2019 and other comprehensive income of $887,000 related to net changes in unrealized holding gains/losses in the available-for-sale securities portfolio.

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

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Interest received on non-accrual loans generally is applied against principal, or applied to interest on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for at least six consecutive months and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans were $312 and $68 (in thousands), or 0.09% and 0.02% of total loans, at June 30, 2019 (unaudited) and December 31, 2018, respectively.    At June 30, 2019 (unaudited) and December 31, 2018 we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018 (unaudited)

Net Income. Net income was $213,000 for the three months ended June 30, 2019, compared to net income of $254,000 for the three months ended June 30, 2018, a decrease of $41,000, or 16.1%. The decrease was due to a $177,000 increase in non-interest expense, partially offset by a $17,000 increase in non-interest income, a $79,000 increase in net interest income after provision for loan losses and a $40,000 decrease in the provision for income taxes during the three months ended June 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $384,000, or 11.0%, to $3.9 million for the three months ended June 30, 2019 from $3.5 million for the three months ended June 30, 2018. This increase was due to a $289,000 increase in interest and fees on loans, primarily due to an increase of $18.4 million in the average balance of the loan portfolio to $332.1 million for the three months ended June 30, 2019 from $313.7 million for the three months ended June 30, 2018, and a $95,000 increase in interest and dividend income on investments, or 31.3%, to $399,000 for the three months ended June 30, 2019 from $304,000 for the three months ended June 30, 2018. The weighted average annualized yield for the loan portfolio increased to 4.20% for the three months ended June 30, 2019 from 4.08% for the three months ended June 30, 2018. The weighted average annualized yield for the investment portfolio increased to 2.80% for the three months ended June 30, 2019 from 2.43% for the three months ended June 30, 2018.

Average interest-earning assets increased $27.0 million, to $388.5 million for the three months ended June 30, 2019 from $361.5 million for the three months ended June 30, 2018. The annualized yield on interest earning-assets increased 13 basis points to 4.00% for the three months ended June 30, 2019 from 3.87% for the three months ended June 30, 2018.

Interest Expense. Total interest expense increased $310,000, or 41.0%, to $1.1 million for the three months ended June 30, 2019 from $757,000 for the three months ended June 30, 2018. Interest expense on deposit accounts increased $173,000, or 44.5%, to $562,000 for the three months ended June 30, 2019 from $389,000 for the three months ended June 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits to $225.7 million for the three months ended June 30, 2019 from $210.2 million for the three months ended June 30, 2018, an increase of $15.5 million, or 7.4%, and an increase in the weighted average annualized rate to 1.00% for the three months ended June 30, 2019 from 0.74% for the three months ended June 30, 2018.

Interest expense on Federal Home Loan Bank advances increased $137,000, or 37.2%, to $505,000 for the three months ended June 30, 2019 from $368,000 for the three months ended June 30, 2018. The average balance increased $1.5 million, or 2.0%, to $78.6 million for the three months ended June 30, 2019 from $77.1 million for the three months ended June 30, 2018. The increase in the average balance of Federal Home Loan Bank advances is due primarily to management utilizing advances as a funding source for loan originations. The weighted average annualized rate of borrowings increased to 2.57% for the three months ended June 30, 2019 from 1.91% for the three months ended June 30, 2018.

Net Interest Income. Net interest income increased $74,000, or 2.7%, to $2.8 million for the three months ended June 30, 2019 from $2.7 million for the three months ended June 30, 2018. This increase was due to an increase in the balance of interest-earning assets during the three months ended June 30, 2019, partially offset by a decrease in the annualized interest rate spread to 2.61% for the three months ended June 30, 2019 from 2.83% for the three months ended June 30, 2018 and a decrease in the annualized net interest margin to 2.90% for the three months ended June 30, 2019 from 3.04% for the three months ended June 30, 2018. The decreases in the annualized interest rate spread and the annualized net interest margin were primarily due to the increase in the average balance of our interest-bearing liabilities to $306.1 million for the three months ended June 30, 2019 from $289.6 million for the three months ended June 30, 2018 and an increase in the annualized weighted average rate paid on interest-bearing liabilities to 1.39% for the three months ended June 30, 2019 from 1.05% for the three months ended June 30, 2018.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a $25,000 provision for loan losses for the three months ended June 30, 2019, compared to $30,000 for the three months ended June 30, 2018.

Non-Interest Income. Non-interest income increased $17,000, or 5.0%, to $358,000 for the three months ended June 30, 2019 compared to $341,000 for the three months ended June 30, 2018. The increase in non-interest income during the three months ended June 30, 2019 was due primarily to a $16,000 increase in gain on sale of loans and a $20,000 increase in investment services fees offset by a $24,000 decrease in loan servicing fee income, reflecting a decrease in the fair value of our mortgage servicing intangible asset during the three months ended June 30, 2019.

Non-Interest Expense. Non-interest expense increased $177,000, or 6.4%, to $2.9 million for the three months ended June 30, 2019 from $2.8 million for the three months ended June 30, 2018. The increase was due primarily to a $255,000, or 16.0%, increase in salaries and employee benefits and director compensation fees and a $40,000, or 32.0%, increase in marketing expenses, offset by decreases of $25,000, or 12.9%, in occupancy expenses and $157,000, or 64.9%, in technology expenses. The increase in salaries and benefits during the three months ended June 30, 2019 was due to filling vacant positions, as well as normal salary increases. The decrease in technology expenses during the three months ended June 30, 2019 was primarily due to the receipt of proceeds from an insurance claim and lower data processing fees as a result of a new core processing contract.

Income Taxes. The provision for income taxes decreased by $40,000, or 87.0%, to $6,000 for the three months ended June 30, 2019 from $46,000 for the three months ended June 30, 2018. The effective tax rate was 2.7% and 15.3% for the three months ended June 30, 2019 and 2018, respectively. The reduction in the effective tax rate was primarily due to the impact of an increase in non-taxable interest income, a state tax credit and a state net operating loss carryforward.

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

	For the Three Months Ended June 30, 2019
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$332,138	$3,487	4.20%
Securities	43,086	302	2.80%
Other	13,263	97	2.93%

Total interest-earning assets	388,487	3,886	4.00%
Non-interest-earning assets	12,461

Total assets	$400,948

Interest-bearing liabilities:
NOW and demand deposits	$57,232	$13	0.09%
Money market deposits	49,384	167	1.35%
Retail and commercial savings deposits	50,839	59	0.46%
Certificates of deposit	68,241	323	1.89%

Total interest-bearing deposits	225,696	562	1.00%
Borrowings	78,631	505	2.57%
Other	1,770	—	—

Total interest-bearing liabilities	306,097	1,067	1.39%

Non-interest-bearing liabilities	61,023

Total liabilities	367,120
Total equity	33,828

Total liabilities and equity	$400,948

Net interest income		$2,819

Net interest rate spread (1)			2.61%
Net interest-earning assets (2)	$82,390

Net interest margin (3)			2.90%
Average interest-earning assets to interest-bearing liabilities	126.92%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Three Months Ended June 30, 2018
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$313,714	$3,198	4.08%
Securities	33,692	205	2.43%
Other	14,129	99	2.80%

Total interest-earning assets	361,535	3,502	3.87%
Non-interest-earning assets	11,546

Total assets	$373,081

Interest-bearing liabilities:
NOW and demand deposits	$59,922	$14	0.09%
Money market deposits	52,406	159	1.21%
Retail and commercial savings deposits	42,168	14	0.13%
Certificates of deposit	55,670	202	1.45%

Total interest-bearing deposits	210,166	389	0.74%
Borrowings	77,114	368	1.91%
Other	2,272	—	—

Total interest-bearing liabilities	289,552	757	1.05%

Non-interest-bearing liabilities	51,660

Total liabilities	341,212
Total equity	31,869

Total liabilities and equity	$373,081

Net interest income		$2,745

Net interest rate spread (1)			2.83%
Net interest-earning assets (2)	$71,983

Net interest margin (3)			3.04%
Average interest-earning assets to interest-bearing liabilities	124.86%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(in thousands)
Interest-earning assets:
Loans	$192	$97	$289
Securities	63	34	97
Other	(7)	5	(2)

Total interest-earning assets	248	136	384

Interest-bearing liabilities:
Savings, NOW and money market accounts	4	48	52
Certificates of deposit	52	69	121

Total interest-bearing deposits	56	117	173
Borrowings	7	130	137

Total interest-bearing liabilities	63	247	310

Change in net interest income	$185	$(111)	$74

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018 (unaudited)

Net Income. Net income was $391,000 for the six months ended June 30, 2019, compared to net income of $476,000 for the six months ended June 30, 2018, a decrease of $85,000, or 17.9%. The decrease was due to a $197,000 increase in non-interest expense and an $80,000 decrease in non-interest income, partially offset by a $101,000 increase in net interest income after provision for loan losses and a $91,000 decrease in the provision for income taxes, during the six months ended June 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $767,000, or 11.1%, to $7.7 million for the six months ended June 30, 2019 from $6.9 million for the six months ended June 30, 2018. This increase was due to a $561,000 increase in interest and fees on loans, primarily due to an increase of $16.3 million in the average balance of the loan portfolio to $327.8 million for the six months ended June 30, 2019 from $311.5 million for the six months ended June 30, 2018, and a $206,000 increase in interest and dividend income on investments, or 35.5%, to $787,000 for the six months ended June 30, 2019 from $581,000 for the six months ended June 30, 2018. The weighted average annualized yield for the loan portfolio increased to 4.19% for the six months ended June 30, 2019 from 4.05% for the six months ended June 30, 2018. The weighted average annualized yield for the investment portfolio increased to 2.75% for the six months ended June 30, 2019 from 2.43% for the six months ended June 30, 2018.

Average interest-earning assets increased $25.8 million, to $383.4 million for the six months ended June 30, 2019 from $357.6 million for the six months ended June 30, 2018. The annualized yield on interest earning-assets increased 14 basis points to 3.99% for the six months ended June 30, 2019 from 3.85% for the six months ended June 30, 2018.

Interest Expense. Total interest expense increased $711,000, or 51.3%, to $2.1 million for the six months ended June 30, 2019 from $1.4 million for the six months ended June 30, 2018. Interest expense on deposit accounts increased $337,000, or 45.6%, to $1.1 million for the six months ended June 30, 2019 from $739,000 for the six months ended June 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits to $223.3 million for the six months ended June 30, 2019 from $209.5 million for the six months ended June 30, 2018, an increase of $13.8 million, or 6.6%, and an increase in the weighted average annualized rate to 0.96% for the six months ended June 30, 2019 from 0.71% for the six months ended June 30, 2018.

Interest expense on Federal Home Loan Bank advances increased $374,000, or 57.9%, to $1.0 million for the six months ended June 30, 2019 from $646,000 for the six months ended June 30, 2018. The average balance increased $4.5 million, or 6.0%, to $79.5 million for the six months ended June 30, 2019 from $75.0 million for the six months ended June 30, 2018. The increase in the average balance of Federal Home Loan Bank advances is due primarily to management utilizing advances as a funding source for loan originations. The weighted average annualized rate of borrowings increased to 2.56% for the six months ended June 30, 2019 from 1.72% for the six months ended June 30, 2018.

Net Interest Income. Net interest income increased $56,000, or 1.0%, to $5.6 million for the six months ended June 30, 2019 from $5.5 million for the six months ended June 30, 2018. This increase was due to an increase in the balance of interest-earning assets during the six months ended June 30, 2019, partially offset by a decrease in the annualized net interest rate spread to 2.61% for the six months ended June 30, 2019 from 2.88% for the six months ended June 30, 2018 and a decrease in the annualized net interest margin to 2.90% for the six months ended June 30, 2019 from 3.08% for the six months ended June 30, 2018. The decreases in the annualized interest rate spread and the annualized net interest margin were primarily due to the increase in the average balance of our interest-bearing liabilities to $304.5 million for the six months ended June 30, 2019 from $286.5 million for the six months ended June 30, 2018 and an increase in the annualized weighted average rate paid on interest-bearing liabilities to 1.38% for the six months ended June 30, 2019 from 0.97% for the six months ended June 30, 2018.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a $25,000 provision for loan losses for the six months ended June 30, 2019, compared to $70,000 for the six months ended June 30, 2018. The decrease in the provision for the six months ended June 30, 2019 was primarily due to the decrease in non-accrual loans to $312,000 at June 30, 2019 from $1.2 million at June 30, 2018.

Non-Interest Income. Non-interest income decreased $80,000, or 10.8%, to $661,000 for the six months ended June 30, 2019 compared to $741,000 for the six months ended June 30, 2018. The decrease in non-interest income during the six months ended June 30, 2019 was due primarily to a $99,000 decrease in loan servicing fee income, reflecting a decrease in the fair value of our mortgage servicing intangible asset during the six months ended June 30, 2019, partially offset by a $27,000 increase in investment services fees.

Non-Interest Expense. Non-interest expense increased $197,000, or 3.5%, to $5.8 million for the six months ended June 30, 2019 from $5.6 million for the six months ended June 30, 2018. The increase was due primarily to a $393,000, or 12.0%, increase in salaries and employee benefits and director compensation fees offset by a $196,000 decrease, or 39.2%, in technology expenses. The increase in salaries and benefits during the six months ended June 30, 2019 was due to filling vacant positions, as well as normal salary increases. The decrease in technology expenses during the six months ended June 30, 2019 was primarily due to the receipt of proceeds from an insurance claim and lower data processing fees as a result of a new core processing contract.

Income Taxes. The provision for income taxes decreased by $91,000, or 90.1%, to $10,000 for the six months ended June 30, 2019 from $101,000 for the six months ended June 30, 2018. The effective tax rate was 2.4% and 17.5% for the six months ended June 30, 2019 and 2018, respectively. The reduction in the effective tax rate was primarily due to the impact of an increase in non-taxable interest income, a state tax credit and a state net operating loss carryforward.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that arc amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Six Months Ended June 30, 2019
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$327,763	$6,865	4.19%
Securities	42,378	583	2.75%
Other	13,260	204	3.08%

Total interest-earning assets	383,401	7,652	3.99%
Non-interest-earning assets	12,191

Total assets	$395,592

Interest-bearing liabilities:
NOW and demand deposits	$56,743	$24	0.08%
Money market deposits	51,034	345	1.35%
Retail and commercial savings deposits	49,805	106	0.43%
Certificates of deposit	65,758	601	1.83%

Total interest-bearing deposits	223,340	1,076	0.96%
Borrowings	79,536	1,020	2.56%
Other	1,621	—	—

Total interest-bearing liabilities	304,497	2,096	1.38%

Non-interest-bearing liabilities	57,682

Total liabilities	362,179
Total equity	33,413

Total liabilities and equity	$395,592

Net interest income		$5,556

Net interest rate spread (1)			2.61%
Net interest-earning assets (2)	$78,904

Net interest margin (3)			2.90%
Average interest-earning assets to interest-bearing liabilities	125.91%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30, 2018
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$311,502	$6,304	4.05%
Securities	32,547	396	2.43%
Other	13,560	185	2.73%

Total interest-earning assets	357,609	6,885	3.85%
Non-interest-earning assets	11,509

Total assets	$369,118

Interest-bearing liabilities:
NOW and demand deposits	$60,585	$31	0.10%
Money market deposits	51,956	294	1.13%
Retail and commercial savings deposits	41,594	26	0.13%
Certificates of deposit	55,330	388	1.40%

Total interest-bearing deposits	209,465	739	0.71%
Borrowings	75,006	646	1.72%
Other	2,063	—	—

Total interest-bearing liabilities	286,534	1,385	0.97%

Non-interest-bearing liabilities	50,761

Total liabilities	337,295
Total equity	31,823

Total liabilities and equity	$369,118

Net interest income		$5,500

Net interest rate spread (1)			2.88%
Net interest-earning assets (2)	$71,075

Net interest margin (3)			3.08%
Average interest-earning assets to interest-bearing liabilities	124.81%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(in thousands)
Interest-earning assets:
Loans	$336	$225	$561
Securities	131	56	187
Other	(4)	23	19

Total interest-earning assets	463	304	767

Interest-bearing liabilities:
Savings, NOW and money market accounts	8	116	124
Certificates of deposit	82	131	213

Total interest-bearing deposits	90	247	337
Borrowings	41	333	374

Total interest-bearing liabilities	131	580	711

Change in net interest income	$332	$(276)	$56

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also rely on borrowings from the Federal Home Loan Bank of Boston as supplemental sources of funds. At June 30, 2019 and December 31, 2018, we had $56.0 million and $75.7 million outstanding in advances from the Federal Home Loan Bank of Boston, respectively, and the ability to borrow an additional $88.5 million and $72.1 million, respectively. Additionally, at June 30, 2019 and December 31, 2018, we had an overnight line of credit with the Federal Home Loan Bank of Boston for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At June 30, 2019 and December 31, 2018, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $0.4 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $13.2 million and $17.9 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and Federal Home Loan Bank advances, was $18.4 million and $18.7 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 includes $28.6 million of subscription funds received and held on deposit in advance of the closing of the Company’s stock offering.

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

At June 30, 2019 and December 31, 2018, we exceeded all of our regulatory capital requirements. See Note 9 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at June 30, 2019. All estimated changes presented in the table are within the policy limits approved by the board of directors.

(dollars in thousands)	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$23	$(14)	(39.3)%	6.40%	(280)
300 bp	27	(10)	(28.6)	7.30	(192)
200 bp	31	(6)	(17.8)	8.10	(111)
100 bp	34	(3)	(7.3)	8.80	(38)
0	37	—	—	9.20	—
(100) bp	36	(1)	(3.7)	8.70	(57)
(200) bp	28	(9)	(24.9)	6.70	(255)

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

During the quarter ended June 30, 2019, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2019, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

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

In connection with the mutual holding company reorganization of the Bank, the Company completed its initial public stock offering on July 16, 2019. The Company sold 2,676,740 shares of common stock at $10.00 per share in its subscription offering, pursuant to a Registration Statement on Form S-1 (SEC File No. 333-230242), which was declared effective by the SEC on May 14, 2019. The Company registered 2,737,575 shares pursuant to the Registration Statement. The offering resulted in gross proceeds of approximately $26.8 million. The net proceeds of the offering were approximately $25.2 million. Of the net proceeds of the offering, the Company used $2.4 million to fund a loan to the Bank’s employee stock ownership (which in turn used those funds to purchase 238,473 shares in the offering), contributed $150,000 to First Seacoast Community Foundation, Inc., invested $12.6 million in the Bank as additional capital, and retained $10.0 million for general corporate purposes. Keefe, Bruyette & Woods, Inc. served as marketing agent for the offering.

In connection with the reorganization, the Company also issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC, its federally chartered mutual holding company, and contributed 60,835 shares of common stock to First Seacoast Community Foundation, Inc., its newly formed charitable foundation.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Form of Charter of First Seacoast Bancorp (1)

3.2	Form of Bylaws of First Seacoast Bancorp (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-230242).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-230242).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: August 13, 2019	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: August 13, 2019	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer