Form 10-Q
period 2019-09-30
First Seacoast Bancorp
filed 2019-11-14
CIK 1769267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

6,083,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 14, 2019, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$6,505	$5,889
Interest bearing time deposits with other banks	2,735	6,461
Securities available-for-sale, at fair value	40,367	39,443
Federal Home Loan Bank stock	2,445	3,718
Loans	338,245	321,422
Less allowance for loan losses	2,799	2,806

Net loans	335,446	318,616
Land, building and equipment, net	5,413	5,581
Bank-owned life insurance	4,238	4,156
Accrued interest receivable	1,271	1,164
Other assets	1,894	2,086

Total assets	$400,314	$387,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$53,845	$42,262
Interest bearing deposits	232,290	232,184

Total deposits	286,135	274,446
Advances from Federal Home Loan Bank	50,927	75,737
Mortgagors’ tax escrow	1,928	761
Deferred compensation liability	1,559	1,547
Other liabilities	2,776	1,896

Total liabilities	343,325	354,387
Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 and -0- shares authorized as of September 30, 2019 and December 31, 2018, respectively; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common Stock, $.01 par value, 90,000,000 and -0- shares authorized as of September 30, 2019 and December 31, 2018, respectively; 6,083,500 and -0- shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	61	—
Additional paid-in capital	25,641	—
Equity capital	32,970	33,192
Accumulated other comprehensive income (loss)	642	(465)
Unearned compensation - ESOP 232,511 and -0- shares unallocated at September 30, 2019 and December 31, 2018, respectively	(2,325)	—

Total stockholders’ equity	56,989	32,727

Total liabilities and stockholders’ equity	$400,314	$387,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$3,557	$3,265	$10,422	$9,569
Interest on debt securities:
Taxable	155	201	572	561
Non-taxable	174	78	425	196

Total interest on debt securities	329	279	997	757
Dividends	35	61	154	164

Total interest and dividend income	3,921	3,605	11,573	10,490

Interest expense:
Interest on deposits	616	442	1,692	1,181
Interest on Federal Home Loan Bank advances	275	388	1,295	1,034

Total interest expense	891	830	2,987	2,215

Net interest and dividend income	3,030	2,775	8,586	8,275
Provision for loan losses	—	30	25	100

Net interest income after provision for loan losses	3,030	2,745	8,561	8,175

Noninterest income:
Customer service fees	263	267	736	753
Gain on sale of loans	51	9	86	32
Securities gains (losses), net	50	(1)	40	(1)
Income from bank-owned life insurance	23	32	82	90
Loan servicing fee income (loss)	—	13	(25)	87
Investment services fees	43	42	148	120
Other income	14	11	38	33

Total noninterest income	444	373	1,105	1,114

Noninterest expense:
Salaries and employee benefits	1,919	1,606	5,444	4,785
Director compensation	72	57	228	166
Occupancy expense	167	157	507	533
Equipment expense	132	135	397	408
Marketing	536	133	783	383
Data processing	220	207	524	707
Deposit insurance fees (credit)	(15)	66	105	181
Professional fees and assessments	194	139	437	411
Debit card fees	41	56	116	122
Employee travel and education expenses	62	61	181	186
Charitable Foundation expense	758	—	758	—
Other expense	221	166	618	495

Total noninterest expense	4,307	2,783	10,098	8,377

(Loss) income before income tax (benefit) expense	(833)	335	(432)	912
Income tax (benefit) expense	(220)	62	(210)	163

Net (loss) income	$(613)	$273	$(222)	$749

Earnings per share:
Basic	$(0.13)	N/A	$(0.14)	N/A
Diluted	$(0.13)	N/A	$(0.14)	N/A
Weighted Average Shares:
Basic	4,833,426	N/A	1,628,847	N/A
Diluted	4,833,426	N/A	1,628,847	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(613)	$273	$(222)	$749
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period net of income taxes of $90, $(106), $409 and $(309), respectively	243	(283)	1,093	(824)
Reclassification adjustment for gains and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $(8), $6, $5 and $23, respectively	(23)	17	14	62

Other comprehensive income (loss)	220	(266)	1,107	(762)

Comprehensive (loss) income	$(393)	$7	$885	$(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total Equity Capital
Balance June 30, 2018	—	$—	$—	$32,588	$(710)	$—	$31,878
Net income	—	—	—	273	—	—	273
Other comprehensive loss	—	—	—	—	(266)	—	(266)

Balance September 30, 2018	—	$—	$—	$32,861	$(976)	$—	$31,885

Balance June 30, 2019	—	$—	$—	$33,583	$422	$—	$34,005
Net loss	—	—	—	(613)	—	—	(613)
Other comprehensive income	—	—	—	—	220	—	220
Issuance of 3,345,925 shares to the mutual holding company	3,345,925	33	—	—	—	—	33
Issuance of 2,676,740 shares in the initial public offering, net of expenses of $1,568,397	2,676,740	27	25,039	—	—	—	25,066
Issuance and contribution of 60,835 shares to the First Seacoast Community Foundation, Inc.	60,835	1	608	—	—	—	609
Purchase of 238,473 shares of common stock by the ESOP	—	—	—	—	—	(2,385)	(2,385)
ESOP shares earned - 5,962 shares	—	—	(6)	—	—	60	54

Balance September 30, 2019	6,083,500	$61	$25,641	$32,970	$642	$(2,325)	$56,989

Balance December 31, 2017	—	$—	$—	$32,112	$(214)	$—	$31,898
Net income	—	—	—	749	—	—	749
Other comprehensive loss	—	—	—	—	(762)	—	(762)

Balance September 30, 2018	—	$—	$—	$32,861	$(976)	$—	$31,885

Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$32,727
Net loss	—	—	—	(222)	—	—	(222)
Other comprehensive income	—	—	—	—	1,107	—	1,107
Issuance of 3,345,925 shares to the mutual holding company	3,345,925	33	—	—	—	—	33
Issuance of 2,676,740 shares in the initial public offering, net of expenses of $1,568,397	2,676,740	27	25,039	—	—	—	25,066
Issuance and contribution of 60,835 shares to the First Seacoast Community Foundation, Inc.	60,835	1	608	—	—	—	609
Purchase of 238,473 shares of common stock by the ESOP	—	—	—	—	—	(2,385)	(2,385)
ESOP shares earned - 5,962 shares	—	—	(6)	—	—	60	54

Balance September 30, 2019	6,083,500	$61	$25,641	$32,970	$642	$(2,325)	$56,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net (loss) income	$(222)	$749
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
ESOP expense	54	—
Depreciation	397	408
Net amortization of bond premium	59	85
Contribution of stock to charitable foundation	608	—
Provision for loan losses	25	100
Gain on sale of loans	(86)	(32)
Securities (gains) losses, net	(40)	1
Proceeds from loans held for sale	5,269	3,409
Origination of loans held for sale	(5,183)	(3,377)
Increase in bank-owned life insurance	(82)	(90)
Increase in deferred fees on loans	(91)	(24)
Deferred tax benefit	(296)	(19)
Increase in accrued interest receivable	(107)	(144)
Decrease (increase) in other assets	74	(293)
Increase (decrease) in deferred compensation liability	12	(295)
Increase (decrease) in other liabilities	882	(870)

Net cash provided (used) by operating activities	1,273	(392)

Cash flows from investing activities:
Proceeds from sales and maturities of securities available-for-sale	14,954	1,848
Purchase of securities available-for-sale	(14,376)	(9,665)
Purchase of property and equipment	(229)	(125)
Loan originations and principal collections, net	(16,765)	(12,064)
Net redemption (purchase) of Federal Home Loan Bank stock	1,273	(422)
Proceeds from sales of interest bearing time deposits with other banks	3,726	—
Purchase of interest bearing time deposits with other banks	—	(1,492)

Net cash used by investing activities	(11,417)	(21,920)

Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	9,225	24,203
Net increase in certificates of deposit	2,464	2,177
Increase in mortgagors’ escrow accounts	1,167	1,283
Proceeds from sale of common stock, net	25,099	—
Common stock purchased by ESOP	(2,385)	—
Proceeds from short-term FHLB advances	191,845	192,090
Payments on short-term FHLB advances	(216,655)	(178,070)
Payments on long-term FHLB advances	—	(12,000)
Decrease in repurchase agreements	—	(6,137)

Net cash provided by financing activities	10,760	23,546

Net change in cash and cash equivalents	616	1,234
Cash and cash equivalents at beginning of period	5,889	5,650

Cash and cash equivalents at end of period	$6,505	$6,884

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$3,012	$2,210
Cash paid for income taxes	75	—
Noncash activities:
Effect of change in fair value of investments available for sale:
Investment securities available-for-sale	1,521	(1,047)
Deferred taxes	(414)	285
Other comprehensive income (loss)	1,107	(762)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of First Seacoast Bancorp (the “Company”) were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, included in the definitive prospectus dated May 14, 2019 (the “Prospectus”), of the Company as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2019 relating to the Company’s initial public offering. Financial data at December 31, 2018 and for the three and nine months ended September 30, 2018 relate to First Seacoast Bank (the “Bank”) only.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure

The Company is the holding company for the Bank (formerly named Federal Savings Bank). Effective July 16, 2019, pursuant to a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan (the “Plan of Reorganization”), the Bank reorganized into the mutual holding company structure and the Company completed a concurrent stock offering (collectively, the “Reorganization:”). In the stock offering the Company sold a total of 2,676,740 shares of common stock, which included 238,473 shares sold to the First Seacoast Bank Employee Stock Ownership Plan (the “ESOP”), at a price of $10.00 per share. In addition, as part of the Reorganization, the Company issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC (the “MHC”), the Bank’s parent mutual holding company, and 60,835 shares of common stock and $150,000 in cash to First Seacoast Community Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the reorganization and dedicated to supporting charitable organizations operating in the Bank’s local community. The Company’s common stock began trading on the NASDAQ Capital Market under the symbol “FSEA” on July 17, 2019. Pursuant to the Plan of Reorganization, the Bank adopted an employee stock ownership plan (“ESOP”), which purchased 238,473 shares of common stock in the stock offering with the proceeds of a loan from the Company. As a result of the Reorganization, a total of 6,083,500 shares of common stock of the Company are issued and outstanding, of which 55% are issued to the MHC, 44% were sold to the Bank’s eligible members, the ESOP, and certain other persons in the stock offering, and 1% were contributed to the Foundation. Expenses incurred related to the offering were $1.6 million, and were deducted from the stock offering proceeds.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Accounting Standards Adopted in 2019

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2019, there is no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

The Company adopted this ASU as of January 1, 2019 utilizing the modified retrospective approach with no cumulative effect adjustment to opening equity capital deemed to be necessary. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. This ASU did not materially impact the Company’s consolidated financial statements.

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

•

Investment service fees—these represent fees for investment advisory services which are generally based on the market values of assets under management. Assets under management totaled approximately $47.7 million and $39.1 million at September 30, 2019 (unaudited) and December 31, 2018, respectively. Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance, and annuity products.

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

The amendments of this ASU were adopted on January 1, 2019 and did not materially impact the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows and is effective for non-public business entities for fiscal year’s beginning after December 15, 2018. This ASU was adopted on January 1, 2019 and did not materially impact the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for non-public business entities for fiscal year’s beginning after December 15, 2018. This ASU was adopted on January 1, 2019 and did not materially impact the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU is meant to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately. The amendments in the ASU are effective for non-public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. On July 17, 2019 the FASB approved a proposal to delay the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which seeks to clarify ASU 2016-02 with respect to certain aspects of the update and ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides transition relief on comparative reporting upon adoption of the ASU. The Company currently has no leases with terms longer than 12 months. The Company does not expect these ASUs to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for nonpublic business entities and clarifying that operating lease receivables are outside the scope of Accounting Standards Codification Topic 326. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. On October 16, 2019 the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Early adoption is permitted. Upon adoption, however, the Company will apply the standard’s provisions as a cumulative effect adjustment to equity capital as of the first reporting period in which the guidance is effective. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The purpose of this ASU is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The amendments removed the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, the amendments modified the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20).” The purpose of this ASU is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for non-public business entities for fiscal years ending after December 15, 2021. Early adoption is permitted. The amendments modified the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of September 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises obligations	$13,198	$34	$(5)	$13,227
Residential mortgage backed securities	1,327	—	(2)	1,325
Municipal bonds	24,962	858	(5)	25,815

	$39,487	$892	$(12)	$40,367

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises obligations	$24,219	$8	$(500)	$23,727
Residential mortgage backed securities	1,374	—	(47)	1,327
Municipal bonds	14,490	39	(140)	14,389

	$40,083	$47	$(687)	$39,443

The amortized cost and fair values of available-for-sale securities at September 30, 2019 (unaudited) by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
September 30, 2019
Due after one year through five years	$10,710	$10,711
Due after five years through ten years	2,990	3,019
Due after ten years	24,460	25,312

Total U.S. Government-sponsored enterprises obligations and municipal bonds	38,160	39,042
Mortgage-backed securities	1,327	1,325

	$39,487	$40,367

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2019 (unaudited) and December 31, 2018 (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
U.S. Government-sponsored enterprises obligations	—	$—	$—	2	$3,995	$(5)	$3,995	$(5)
Residential mortgage backed securities	—	—	—	1	1,325	(2)	1,325	(2)
Municipal bonds	1	625	(5)	—	—	—	625	(5)

	1	$625	$(5)	3	$5,320	$(7)	$5,945	$(12)

December 31, 2018
U.S. Government-sponsored enterprises obligations	4	$4,937	$(32)	15	$16,781	$(468)	$21,718	$(500)
Residential mortgage backed securities	1	1,327	(47)	—	—	—	1,327	(47)
Municipal bonds	13	6,014	(63)	9	4,051	(77)	10,065	(140)

	18	$12,278	$(142)	24	$20,832	$(545)	$33,110	$(687)

In evaluating whether the investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of September 30, 2019 (unaudited) or December 31, 2018.

Gross realized gains were $52,000 and $6,000 and gross realized losses were $2,000 and $7,000 for the three months ended September 30, 2019 and 2018 (unaudited), respectively. Proceeds related to these gains and losses totaled $9.9 million and $1.6 million for the three months ended September 30, 2019 and 2018 (unaudited), respectively. Gross realized gains were $62,000 and $6,000 and gross realized losses were $22,000 and $7,000 for the nine months ended September 30, 2019 and 2018 (unaudited), respectively. Proceeds related to these gains and losses totaled $15.0 million and $1.8 million for the nine months ended September 30, 2019 and 2018 (unaudited), respectively.

As of September 30, 2019 (unaudited) or December 31, 2018, there were no holdings that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s available-for-sale securities.

3.	Loans

The Company’s lending activities are primarily conducted in and around Dover, New Hampshire, and in the areas surrounding its branches. The Company grants commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development and land loans, 1–4 family residential loans, home equity line of credit loans and consumer loans. Most loans are collateralized by real estate. The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

Loans consisted of the following at September 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Commercial real estate (CRE)	$65,651	$63,853
Multifamily (MF)	4,689	4,928
Commercial and industrial (C+I)	25,327	21,990
Acquisition, development, and land (ADL)	17,977	15,580
1-4 family residential (RES)	211,405	201,759
Home equity line of credit (HELOC)	10,319	11,151
Consumer (CON)	1,920	1,295

Total loans	337,288	320,556
Net deferred loan costs	957	866
Allowance for loan losses	(2,799)	(2,806)

Total loans, net	$335,446	$318,616

Changes in the allowance for loan losses (“ALL”) for the three and nine months ended September 30, 2019 and 2018 (unaudited) by portfolio segment are summarized as follows (in thousands):

	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, June 30, 2019	$721	$22	$216	$82	$1,728	$54	$9	$—	$2,832
Provision for loan losses	(2)	—	190	52	(272)	—	25	7	—
Charge-offs	—	—	(35)	—	—	—	(17)	—	(52)
Recoveries	—	—	—	—	18	—	1	—	19

Balance, September 30, 2019	719	22	371	134	1,474	54	18	7	2,799

Balance, June 30, 2018	462	24	167	349	1,564	66	12	230	2,874
Provision for loan losses	3	(3)	(14)	(57)	42	(3)	(1)	63	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1

Balance, September 30, 2018	$465	$21	$153	$292	$1,606	$63	$12	$293	$2,905

Balance, December 31, 2018	$559	$22	$232	$88	$1,593	$69	$7	$236	$2,806
Provision for loan losses	160	—	174	46	(137)	(15)	26	(229)	25
Charge-offs	—	—	(35)	—	—	—	(17)	—	(52)
Recoveries	—	—	—	—	18	—	2	—	20

Balance, September 30, 2019	719	22	371	134	1,474	54	18	7	2,799

Balance, December 31, 2017	367	30	169	303	1,629	70	11	224	2,803
Provision for loan losses	98	(9)	(16)	(11)	(23)	(7)	(1)	69	100
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	2	—	2

Balance, September 30, 2018	$465	$21	$153	$292	$1,606	$63	$12	$293	$2,905

As of September 30, 2019 (unaudited) and December 31, 2018, information about loans and the ALL by portfolio segment are summarized below (in thousands):

	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
September 30, 2019 Loan Balances
Individually evaluated for impairment	$111	$—	$1,140	$—	$66	$—	$—	$—	$1,317
Collectively evaluated for impairment	65,540	4,689	24,187	17,977	211,339	10,319	1,920	—	335,971

Total	$65,651	$4,689	$25,327	$17,977	$211,405	$10,319	$1,920	$—	$337,288

ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	719	22	371	134	1,474	54	18	7	2,799

Total	$719	$22	$371	$134	$1,474	$54	$18	$7	$2,799

December 31, 2018 Loan Balances
Individually evaluated for impairment	$244	$—	$1,267	$—	$68	$—	$—	$—	$1,579
Collectively evaluated for impairment	63,609	4,928	20,723	15,580	201,691	11,151	1,295	—	318,977

Total	$63,853	$4,928	$21,990	$15,580	$201,759	$11,151	$1,295	$—	$320,556

ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	559	22	232	88	1,593	69	7	236	2,806

Total	$559	$22	$232	$88	$1,593	$69	$7	$236	$2,806

The following is an aged analysis of past due loans by portfolio segment as of September 30, 2019 (unaudited) (in thousands):

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$65,651	$65,651	$—
MF	—	—	—	—	4,689	4,689	—
C+I	—	—	—	—	25,327	25,327	1,055
ADL	—	—	—	—	17,977	17,977	—
RES	204	—	—	204	211,201	211,405	66
HELOC	—	—	—	—	10,319	10,319	—
CON	—	—	—	—	1,920	1,920	—

	$204	$—	$—	$204	$337,084	$337,288	$1,121

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2018 (in thousands):

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$93	$—	$—	$93	$63,760	$63,853	$—
MF	—	—	—	—	4,928	4,928	—
C+I	—	—	—	—	21,990	21,990	—
ADL	—	—	—	—	15,580	15,580	—
RES	256	—	68	324	201,435	201,759	68
HELOC	99	—	—	99	11,052	11,151	—
CON	—	—	—	—	1,295	1,295	—

	$448	$—	$68	$516	$320,040	$320,556	$68

There were no loans collateralized by residential real estate property in the process of foreclosure at September 30, 2019 (unaudited) and December 31, 2018.

The following table provides information on impaired loans as of September 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	1,055	1,095	—	109	—
ADL	—	—	—	—	—
RES	66	66	—	275	43
HELOC	—	—	—	—	—
CON	—	—	—	—	—

Total impaired loans	$1,121	$1,161	$—	$384	$43

December 31, 2018
With no related allowance recorded:
CRE	$—	$—	$—	$112	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	470	—
RES	68	68	—	34	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—

Total impaired loans	$68	$68	$—	$616	$3

Credit Quality Information

The Company utilizes a ten-grade internal loan rating system for its commercial real estate, multifamily, commercial and industrial and acquisition, development and land loans. Residential real estate, home equity line of credit and consumer loans are considered “pass” rated loans until they become delinquent. Once delinquent, loans can be rated an 8, 9 or 10 as applicable.

Loans rated 1 through 6: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 7: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on its commercial and industrial, commercial real estate, and multifamily loans. On a periodic basis, the Company engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process and overall credit risk administration.

On a quarterly basis, the Company formally reviews the ratings on its applicable residential real estate and home equity loans if they have become classified as non-accrual. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

The following presents the internal risk rating of loans by portfolio segment as of September 30, 2019 (unaudited) (in thousands):

	Pass	Special Mention	Substandard	Total
CRE	$64,828	$712	$111	$65,651
MF	4,689	—	—	4,689
C+I	21,699	2,488	1,140	25,327
ADL	17,977	—	—	17,977
RES	211,339	—	66	211,405
HELOC	10,319	—	—	10,319
CON	1,920	—	—	1,920

Total	$332,771	$3,200	$1,317	$337,288

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Total
CRE	$62,873	$736	$244	$63,853
MF	4,928	—	—	4,928
C+I	20,700	23	1,267	21,990
ADL	15,580	—	—	15,580
RES	201,435	256	68	201,759
HELOC	11,151	—	—	11,151
CON	1,295	—	—	1,295

Total	$317,962	$1,015	$1,579	$320,556

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Company. Loans outstanding to these persons and entities at September 30, 2019 (unaudited) and December 31, 2018 were $6.2 million and $5.5 million, respectively.

4.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $48.8 million and $49.2 million at September 30, 2019 (unaudited) and December 31, 2018, respectively. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 10, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee (loss) income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee (loss) income, including late and ancillary fees, was $-0- and $13 (in thousands) for the three months ended September 30, 2019 and 2018 (unaudited), respectively and $(25) and $87 (in thousands) for the nine months ended September 30, 2019 and 2018 (unaudited), respectively. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2019 and 2018 (unaudited) (in thousands):

	2019	2018
Balance, June 30	$394	$482
Change in fair value due to change in assumptions	(32)	(17)

Balance, September 30	362	465

Balance, December 31	479	473
Change in fair value due to change in assumptions	(117)	(8)

Balance, September 30	$362	$465

Fair value at September 30, 2019 (unaudited) was determined using a discount rate of 9.50%, prepayment speed of 15.44% and a weighted average default rate of 3.12%. Fair value at September 30, 2018 (unaudited) was determined using a discount rate of 9.50%, prepayment speed of 8.94% and a weighted average default rate of 2.84%. Mortgage servicing rights are included in other assets on the accompanying consolidated balance sheets.

5.	Deposits

Deposits consisted of the following at September 30, 2019 (unaudited) and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
NOW and demand deposits	$117,307	$109,580
Money market deposits	63,199	60,952
Regular and other savings deposits	40,545	41,294
Time deposits of $250,000 and greater	16,191	13,325
Time deposits less than $250,000	48,893	49,295

	$286,135	$274,446

At September 30, 2019 (unaudited), the scheduled maturities of time deposits were as follows (in thousands):

2019	$46,419
2020	12,965
2021	4,595
2022	660
2023	445

$65,084

There were no brokered deposits included in time deposits at September 30, 2019 (unaudited) and December 31, 2018.

6.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB is as follows (dollars in thousands):

September 30, 2019 (unaudited)
Principal Amounts	Maturity Dates	Interest Rates
$28,665	2019	2.12% to 2.32% – fixed
20,000	2020	2.11% to 2.19% – fixed
2,262	2022	0.00% to 0.00% – fixed

$50,927

December 31, 2018
Principal Amounts	Maturity Dates	Interest Rates
$73,475	2019	2.54% to 2.68% – fixed
2,262	2022	0.00% to 0.00% – fixed

$75,737

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Company’s unused remaining available borrowing capacity at the FHLB was approximately $95.0 million and $72.1 million at September 30, 2019 (unaudited) and December 31, 2018, respectively. At September 30, 2019 (unaudited) and December 31, 2018, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

The Company has an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Company has a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at September 30, 2019 (unaudited).

7.	Employee Benefits

Employee Stock Ownership Plan

As part of the stock offering, the Company established the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The number of shares committed to be released per year through 2038 is 11,924.

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term of 19.8 years. At September 30, 2019, the remaining principal balance on the ESOP debt was $2.4 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2019 was $54,000.

September 30, 2019
Shares held by the ESOP include the following:
Allocated	—
Committed to be allocated	5,962
Unallocated	232,511

Total	238,473

The fair value of unallocated shares was approximately $2.2 million at September 30, 2019.

401(k) Plan

During the year ended December 31, 2018, the Company sponsored two 401(k) defined contribution plans for substantially all employees pursuant to which employees of the Bank could elect to make contributions to the plans subject to Internal Revenue Service limits. The Company also made matching and profit-sharing contributions to eligible participants in accordance with the plans’ provisions. As of December 31, 2018, these plans were combined into one defined contribution plan. The Company’s contributions for the three months ended September 30, 2019 and 2018 (unaudited) were $44 and $27 (in thousands), respectively, and $123 and $91 (in thousands) for the nine months ended September 30, 2019 and 2018 (unaudited), respectively.

Pension Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (The Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (fair value of plan assets divided by funding target) as of July 1, 2019 is as follows:

2019 Valuation Report	92.61	%(1)

(1)	Fair value of plan assets reflects any contributions received through June 30, 2019.

Based upon the funded status of the Pentegra DB Plan as of July 1, 2019, no funding improvement plan or rehabilitation plan has been implemented or is pending as of September 30, 2019 (unaudited).

Total pension plan expense for the three months ended September 30, 2019 and 2018 (unaudited) was $87 and $68 (in thousands), respectively, and $260 and $272 (in thousands) for the nine months ended September 30, 2019 and 2018 (unaudited), respectively, and is included in salaries and employee benefits expense in the accompanying consolidated financial statements. The Company did not pay a surcharge to the Pentegra DB Plan during the three or nine months ended September 30, 2019 (unaudited). The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Bank estimates a contribution amount of approximately $346 (in thousands) for the year ending December 31, 2019.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at September 30, 2019 (unaudited) and December 31, 2018 relating to this supplemental retirement plan was $545 and $565 (in thousands), respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 5%. The expense of this salary retirement plan was $22 and $36 (in thousands) for the three months ended September 30, 2019 and 2018 (unaudited), respectively and $68 and $72 (in thousands) for the nine months ended September 30, 2019 and 2018 (unaudited), respectively.

The Company maintained a nonqualified supplemental retirement plan for its former President. The plan was terminated in May 2018 with the balance paid out in full upon the former President’s retirement. The recorded liability at September 30, 2019 (unaudited) and December 31, 2018 relating to this supplemental retirement plan was $-0-. The expense of this salary retirement plan was $-0- for the three months ended September 30, 2019 and 2018 (unaudited), and $-0- and $25 (in thousands) for the nine months ended September 30, 2019 and 2018 (unaudited), respectively.

Executive Supplemental Retirement Plan

The recorded liability at September 30, 2019 (unaudited) and December 31, 2018 relating to the supplemental retirement plan for the Bank’s former President was $207 (in thousands). The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2019 (unaudited) and December 31, 2018.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President/Director. The recorded liability at September 30, 2019 (unaudited) and December 31, 2018 relating to this supplemental executive benefit agreement was $39 and $58 (in thousands), respectively. The expense of this supplemental plan was $(6) and $(5) (in thousands) for the three months ended September 30, 2019 and 2018 (unaudited), respectively and $(19) and $(15) (in thousands) for the nine months ended September 30, 2019 and 2018 (unaudited), respectively.

Deferred Directors Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2019 (unaudited) and December 31, 2018 relating to this plan was $564 and $562 (in thousands), respectively. The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2019 (unaudited) and December 31, 2018. Total supplemental retirement plan expense amounted to $20 and $13 (in thousands) for the three months ended September 30, 2019 and 2018 (unaudited), respectively and $71 and $41 (in thousands) for the nine months ended September 30, 2019 and 2018 (unaudited), respectively.

Additionally, the Company has a deferred director’s fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them. At September 30, 2019 (unaudited) and December 31, 2018, the total deferred director’s fees amounted to $204 and $154 (in thousands), respectively.

8.	Other Comprehensive Income (Loss)

The Company reports certain items as “other comprehensive income (loss)” and reflects total comprehensive income in the consolidated financial statements for all periods containing elements of other comprehensive income (loss).

A summary of the reclassification adjustments out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (unaudited) are as follows (in thousands):

Reclassification Adjustment	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Affected Line Item in Statements of Income
(Gains) losses on securities available for sale	$(50)	$1	Securities gains (losses), net
Tax effect	13	—	Income tax (benefit) expense

	$(37)	$1	Net (loss) income

Net amortization of premium on securities	$19	$22	Interest on debt securities
Tax effect	(5)	(6)	Income tax (benefit) expense

	$14	$16	Net (loss) income

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
(Gains) losses on securities available for sale	$(40)	$1	Securities gains (losses), net
Tax effect	11	—	Income tax (benefit) expense

	$(29)	$1	Net (loss) income

Net amortization of premium on securities	$59	$85	Interest on debt securities
Tax effect	(16)	(24)	Income tax (benefit) expense

	$43	$61	Net (loss) income

9.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2019 (unaudited) and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

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

The following table presents actual and required capital ratios as of September 30, 2019 (unaudited) and December 31, 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2019 (unaudited) and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Requirement		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of September 30, 2019
Total Capital (to risk-weighted assets)	$49,006	18.89%	$20,749	8.0%	$27,233	10.5%
Tier I Capital (to risk-weighted assets)	46,153	17.79	15,562	6.0	22,046	8.5
Tier I Capital (to average assets)	46,153	11.56	15,967	4.0	15,967	4.0
Common Equity Tier 1 (to risk-weighted assets)	46,153	17.79	11,671	4.5	18,155	7.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2018
Total Capital (to risk-weighted assets)	$36,044	14.41%	$20,011	8.0%	$25,012	10.0%
Tier I Capital (to risk-weighted assets)	33,192	13.27	15,008	6.0	20,009	8.0
Tier I Capital (to average assets)	33,192	8.68	15,296	4.0	19,118	5.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	11,256	4.5	16,258	6.5

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2018
Total Capital (to risk-weighted assets)	$36,044	14.41%	$24,701	9.875%	$26,264	10.5%
Tier I Capital (to risk-weighted assets)	33,192	13.27	19,698	7.875	21,261	8.5
Tier I Capital (to average assets)	33,192	8.68	15,296	4.000	15,296	4.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	15,946	6.375	17,509	7.0

10.	Fair Values of Assets and Liabilities

Determination of Fair Value

The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value of cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability and reliability of the assumptions used to determine fair value.

Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities, fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2019 (unaudited) and December 31, 2018. There were no significant transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2019 and 2018 (unaudited).

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, mortgage-backed securities and municipal bonds are generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2019 (unaudited) and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2019
Mortgage servicing rights	$362	$—	$—	$362
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	13,227	—	13,227	—
Mortgage-backed securities	1,325	—	1,325	—
Municipal bonds	25,815	—	25,815	—

	$40,729	$—	$40,367	$362

	Total	Level 1	Level 2	Level 3
December 31, 2018
Mortgage servicing rights	$479	$—	$—	$479
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	23,727	—	23,727	—
Mortgage-backed securities	1,327	—	1,327	—
Municipal bonds	14,389	—	14,389	—

	$39,922	$—	$39,443	$479

See Note 4, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at September 30, 2019 (unaudited).

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

At September 30, 2019, the Company’s only asset measured at fair value on a nonrecurring basis is a loan identified as impaired for which a partial write-off has been recorded. This impaired loan is reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted and therefore classified as Level 3. There were no impaired loans that were remeasured and reported at fair value through either a charge off or a specific valuation allowance based upon the fair value of the underlying collateral at December 31, 2018.

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2019
Impaired Loans	$1,055	$—	$—	$1,055
December 31, 2018
Impaired Loans	$—	$—	$—	$—

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
September 30, 2019
Impaired Loans	$1,055	Market Approach Appraisal of Collateral	Selling Costs Provision
December 31, 2018
Impaired Loans	$—	NA	NA

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at September 30, 2019 (unaudited) and December 31, 2018.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and due from banks, interest bearing time deposits with other banks, Federal Home Loan Bank stock, bank owned life insurance, accrued interest receivable and mortgagors’ tax escrow accounts. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For September 30, 2019, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2018, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at September 30, 2019 (unaudited) and December 31, 2018 are as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
(in thousands)
September 30, 2019
Financial Assets:
Cash and due from banks	$6,505	$6,505	$6,505	$—	$—
Interest-bearing time deposits with other banks	2,735	2,735	—	2,735	—
Federal Home Loan Bank stock	2,445	2,445	—	2,445	—
Bank-owned life insurance	4,238	4,238	—	4,238	—
Loans, net	335,446	329,164	—	—	329,164
Accrued interest receivable	1,271	1,271	1,271	—	—
Financial Liabilities:
Deposits	$286,135	$286,187	$221,051	$65,136	$—
Advances from Federal Home Loan Bank	50,927	50,852	—	50,852	—
Mortgagors’ tax escrow	1,928	1,928	—	1,928	—
December 31, 2018
Financial Assets:
Cash and due from banks	$5,889	$5,889	$5,889	$—	$—
Interest-bearing time deposits with other banks	6,461	6,461	—	6,461	—
Federal Home Loan Bank stock	3,718	3,718	—	3,718	—
Bank-owned life insurance	4,156	4,156	—	4,156	—
Loans, net	318,615	307,582	—	—	307,582
Accrued interest receivable	1,164	1,164	1,164	—	—
Financial Liabilities:
Deposits	$274,446	$258,446	$196,481	$61,965	$—
Advances from Federal Home Loan Bank	75,737	75,541	—	75,541	—
Mortgagors’ tax escrow	761	761	—	761	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at September 30, 2019 and consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. On January 1, 2019 the Company adopted the amendments of ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities” which addressed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and included the requirement that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The adoption of this ASU did not materially impact the Company’s consolidated financial statements. A detailed description of these critical accounting policies can be found in Notes 1 and 15, respectively, to our consolidated financial statements beginning on page F-1 of the Prospectus.

Comparison of Financial Condition at September 30, 2019 (unaudited) and December 31, 2018

Total Assets. Total assets were $400.3 million as of September 30, 2019, an increase of $13.2 million, or 3.4%, when compared to total assets of $387.1 million at December 31, 2018. The increase was due primarily to an increase in net loans, offset by a decrease in interest bearing time deposits with other banks.

Cash and Due From Banks. Cash and due from banks increased $0.6 million, or 10.5%, to $6.5 million at September 30, 2019 from $5.9 million at December 31, 2018. This increase was primarily resulted from the proceeds from the stock offering and an increase in deposits, offset by a decrease in advances from Federal Home Loan Bank and an increase in loans at September 30, 2019.

Available-for-Sale Securities. Available-for-sale securities increased by $1.0 million, or 2.3%, to $40.4 million at September 30, 2019 from $39.4 million at December 31, 2018. This increase was due to purchases totaling $14.4 million and a $1.5 million decrease in unrealized holding losses within the portfolio, offset by sales totaling $14.9 million, during the nine months ended September 30, 2019.

Net Loans. Net loans increased $16.8 million, or 5.3%, to $335.4 million at September 30, 2019 from $318.6 million at December 31, 2018. During the nine months ended September 30, 2019, we originated $93.7 million of loans, including $44.5 million of one- to four-family residential mortgage loans, $10.6 million of commercial real estate mortgage loans, $23.6 million of acquisition, development and land loans, $8.0 million of commercial and industrial loans, $2.5 million of multi-family loans, and $4.5 million of consumer and home equity loans and lines of credit. During the nine months ended September 30, 2019, we had $76.9 million in loan principal repayments.

The largest increases in our loan portfolio were in the one- to four-family residential mortgage loan and the commercial and industrial loan portfolios. The increase in these loan portfolios reflects our strategy to grow the balance sheet through originations of one- to four-family residential mortgage loans while also diversifying into higher yielding commercial and industrial loans to improve net margins and manage interest rate risk. We continue to consider selling selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

One- to four-family residential mortgage loans increased $9.6 million, or 4.8%, to $211.4 million at September 30, 2019 from $201.8 million at December 31, 2018. Commercial real estate mortgage loans increased $1.8 million, or 2.8%, to $65.7 million from $63.9 million at December 31, 2018. Multi-family loans decreased $0.2 million, or 4.8%, to $4.7 million from $4.9 million at December 31, 2018. Commercial and industrial loans increased $3.3 million, or 15.2%, to $25.3 million from $22.0 million at December 31, 2018. Acquisition, development and land loans increased $2.4 million, or 15.4%, to $18.0 million from $15.6 million at December 31, 2018. Home equity loans and lines of credit decreased $0.9 million, or 7.4%, to $10.3 million from $11.2 million at December 31, 2018. Consumer loans increased $0.6 million, or 48.3%, to $1.9 million from $1.3 million at December 31, 2018.

Deposits. Deposits increased $11.7 million, or 4.3%, to $286.1 million at September 30, 2019 from $274.4 million at December 31, 2018 primarily as a result of an increase in commercial deposits. Core deposits (defined as deposits other than time deposits) increased $9.2 million, or 4.3%, to $221.0 million from $211.8 million at December 31, 2018. The increase was due to an increase in NOW accounts and demand deposits of $7.7 and an increase in money market deposits of $2.2 million offset by a decrease in regular and other savings of $0.7 million. Time deposits increased $2.5 million, or 4.0%, to $65.1 million from $62.6 million at December 31, 2018. There were no brokered deposits included in time deposits at September 30, 2019 (unaudited) and December 31, 2018.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased $24.8 million, or 32.8%, to $50.9 million at September 30, 2019 from $75.7 million at December 31, 2018. The decrease in advances from Federal Home Loan Bank is a result of the funds received from the stock offering.

Total Stockholders’ Equity. Total stockholders’ equity increased $24.3 million, or 74.1%, to $57.0 million at September 30, 2019 from $32.7 million at December 31, 2018. This increase was due primarily to $25.7 million in funds received from the stock offering and other comprehensive income of $1.1 million related to net changes in unrealized holding gains/losses in the available-for-sale securities portfolio offset by a net operating loss of $222,000 for the nine months ended September 30, 2019 and $2.4 million for the purchase of 238,473 shares of common stock by the ESOP.

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

Nonperforming loans were $1.1 million and $68,000, or 0.33% and 0.02% of total loans, at September 30, 2019 (unaudited) and December 31, 2018, respectively. At September 30, 2019 (unaudited) and December 31, 2018 we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018 (unaudited)

Net Income. Net loss was $613,000 for the three months ended September 30, 2019, compared to net income of $273,000 for the three months ended September 30, 2018, a decrease of $886,000, or 324.5%. The decrease was related primarily to the $758,000 funding of the new charitable foundation, an increase in salaries and employee benefits of $313,000 and an increase in marketing expenses of $403,000 for expenses incurred for the Bank rebranding, partially offset by a $89,000 increase in non-interest income, a $285,000 increase in net interest income after provision for loan losses and a $282,000 decrease in the provision for income taxes during the three months ended September 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $316,000, or 8.8%, to $3.9 million for the three months ended September 30, 2019 from $3.6 million for the three months ended September 30, 2018. This increase was due to a $292,000 increase in interest and fees on loans, primarily due to an increase of $17.9 million in the average balance of the loan portfolio to $334.8 million for the three months ended September 30, 2019 from $317.0 million for the three months ended September 30, 2018, and a $24,000 increase in interest and dividend income on investments, or 7.1%, to $364,000 for the three months ended September 30, 2019 from $340,000 for the three months ended September 30, 2018. The weighted average annualized yield for the loan portfolio increased to 4.25% for the three months ended September 30, 2019 from 4.12% for the three months ended September 30, 2018. The weighted average annualized yield for the investment portfolio increased to 2.78% for the three months ended September 30, 2019 from 2.60% for the three months ended September 30, 2018.

Average interest-earning assets increased $20.7 million, to $387.7 million for the three months ended September 30, 2019 from $366.9 million for the three months ended September 30, 2018. The annualized yield on interest earning-assets increased 12 basis points to 4.05% for the three months ended September 30, 2019 from 3.93% for the three months ended September 30, 2018.

Interest Expense. Total interest expense increased $61,000, or 7.3%, to $891,000 for the three months ended September 30, 2019 from $830,000 for the three months ended September 30, 2018. Interest expense on deposit accounts increased $174,000, or 39.4%, to $616,000 for the three months ended September 30, 2019 from $442,000 for the three months ended September 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits to $230.7 million for the three months ended September 30, 2019 from $213.9 million for the three months ended September 30, 2018, an increase of $16.8 million, or 7.9%, and an increase in the weighted average annualized rate paid on deposits to 1.07% for the three months ended September 30, 2019 from 0.83% for the three months ended September 30, 2018.

Interest expense on Federal Home Loan Bank advances decreased $113,000, or 29.1%, to $275,000 for the three months ended September 30, 2019 from $388,000 for the three months ended September 30, 2018. The average balance decreased $23.2 million, or 31.9%, to $49.6 million for the three months ended September 30, 2019 from $72.8 million for the three months ended September 30, 2018. The decrease in the average balance of Federal Home Loan Bank advances is due primarily to the use of funds received in the stock offering to paydown advances. The weighted average annualized rate of borrowings increased to 2.22% for the three months ended September 30, 2019 from 2.13% for the three months ended September 30, 2018.

Net Interest Income. Net interest income increased $255,000, or 9.2%, to $3.0 million for the three months ended September 30, 2019 from $2.8 million for the three months ended September 30, 2018. This increase was due to an increase in the balance of interest-earning assets during the three months ended September 30, 2019 and an increase in the annualized net interest margin to 3.13% for the three months ended September 30, 2019 from 3.03% for the three months ended September 30, 2018.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a $-0- provision for loan losses for the three months ended September 30, 2019, compared to $30,000 for the three months ended September 30, 2018.

Non-Interest Income. Non-interest income increased $89,000, or 23.8%, to $462,000 for the three months ended September 30, 2019 compared to $373,000 for the three months ended September 30, 2018. The increase in non-interest income during the three months ended September 30, 2019 was due primarily to a $42,000 increase in gain on sale of loans and a $69,000 increase in securities gains (losses), net, partially offset by a $13,000 decrease in loan servicing fee income, reflecting a decrease in the fair value of our mortgage servicing intangible asset during the three months ended September 30, 2019.

Non-Interest Expense. Non-interest expense increased $1.5 million, or 55.4%, to $4.3 million for the three months ended September 30, 2019 from $2.8 million for the three months ended September 30, 2018. The largest increase was related to the $758,000 funding of the Bank’s new charitable foundation. Additionally, salaries and employee benefits increased $313,000, or 19.5%, marketing expenses related to the Bank’s rebranding efforts increased $403,000, or 303.0%, and an increase in professional fees and assessments of $55,000, 39.6%, partially offset by decrease of $81,000, or 122.7%, in deposit insurance premiums. The increase in salaries and benefits during the three months ended September 30, 2019 was due to filling vacant positions, normal salary increases and the compensation expense recognized in connection with the ESOP.

Income Taxes. An income tax benefit of $220,000 was recorded for the three months ended September 30, 2019 compared to a provision of $62,000 for the three months ended September 30, 2018. The benefit recognized during the three months ended September 30, 2019 resulted primarily from the tax benefit recognized for the $758,000 donation to the charitable foundation. Our effective tax rates for the periods are less than statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities, as well as the impact of a state tax credit and a state net operating loss carryforward.

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

	For the Three Months Ended September 30, 2019
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$334,806	$3,557	4.25%
Securities	42,398	295	2.78%
Other	10,460	69	2.64%

Total interest-earning assets	387,664	3,921	4.05%
Non-interest-earning assets	11,646

Total assets	$399,310

Interest-bearing liabilities:
NOW and demand deposits	$57,861	$21	0.15%
Money market deposits	48,429	167	1.38%
Retail and commercial savings deposits	52,806	74	0.56%
Certificates of deposit	71,588	354	1.98%

Total interest-bearing deposits	230,684	616	1.07%
Borrowings	49,564	275	2.22%
Other	1,529	—	—

Total interest-bearing liabilities	281,777	891	1.26%

Non-interest-bearing liabilities	72,620

Total liabilities	354,397
Total equity	44,913

Total liabilities and equity	$399,310

Net interest income		$3,030

Net interest rate spread (1)			2.78%
Net interest-earning assets (2)	$105,887

Net interest margin (3)			3.13%
Average interest-earning assets to interest-bearing liabilities	137.58%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Three Months Ended September 30, 2018
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$316,954	$3,265	4.12%
Securities	35,205	229	2.60%
Other	14,771	111	3.01%

Total interest-earning assets	366,930	3,605	3.93%
Non-interest-earning assets	11,506

Total assets	$378,436

Interest-bearing liabilities:
NOW and demand deposits	$59,009	$12	0.08%
Money market deposits	54,851	175	1.28%
Retail and commercial savings deposits	42,559	29	0.27%
Certificates of deposit	57,518	226	1.57%

Total interest-bearing deposits	213,937	442	0.83%
Borrowings	72,842	388	2.13%
Other	2,061	—	—

Total interest-bearing liabilities	288,840	830	1.15%

Non-interest-bearing liabilities	57,538

Total liabilities	346,378
Total equity	32,058

Total liabilities and equity	$378,436

Net interest income		$2,775

Net interest rate spread (1)			2.78%
Net interest-earning assets (2)	$78,090

Net interest margin (3)			3.03%
Average interest-earning assets to interest-bearing liabilities	127.04%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(in thousands)
Interest-earning assets:
Loans	$188	$104	$292
Securities	49	17	66
Other	(30)	(12)	(42)

Total interest-earning assets	207	109	316

Interest-bearing liabilities:
Savings, NOW and money market accounts	4	42	46
Certificates of deposit	62	66	128

Total interest-bearing deposits	66	108	174
Borrowings	(130)	17	(113)

Total interest-bearing liabilities	(64)	125	61

Change in net interest income	$271	$(16)	$255

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018 (unaudited)

Net Income. Net loss was $222,000 for the nine months ended September 30, 2019, compared to net income of $749,000 for the nine months ended September 30, 2018, a decrease of $971,000, or 129.6%. The decrease was related primarily to the $758,000 funding of the new charitable foundation, an increase in salaries and employee benefits of $659,000 and an increase in marketing expenses of $400,000 for expenses incurred for the Bank rebranding, partially offset by a $386,000 increase in net interest income after provision for loan losses and a $373,000 decrease in the provision for income taxes during the nine months ended September 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 10.3%, to $11.6 million for the nine months ended September 30, 2019 from $10.5 million for the nine months ended September 30, 2018. This increase was due to a $853,000 increase in interest and fees on loans, primarily due to an increase of $16.8 million in the average balance of the loan portfolio to $330.1 million for the nine months ended September 30, 2019 from $313.3 million for the nine months ended September 30, 2018, and a $230,000 increase in interest and dividend income on investments, or 25.0%, to $1.2 million for the nine months ended September 30, 2019 from $921,000 for the nine months ended September 30, 2018. The weighted average annualized yield for the loan portfolio increased to 4.21% for the nine months ended September 30, 2019 from 4.07% for the nine months ended September 30, 2018. The weighted average annualized yield for the investment portfolio increased to 2.76% for the nine months ended September 30, 2019 from 2.49% for the nine months ended September 30, 2018.

Average interest-earning assets increased $24.1 million, to $384.8 million for the nine months ended September 30, 2019 from $360.7 million for the nine months ended September 30, 2018. The annualized yield on interest earning-assets increased 13 basis points to 4.01% for the nine months ended September 30, 2019 from 3.88% for the nine months ended September 30, 2018.

Interest Expense. Total interest expense increased $772,000, or 34.9%, to $3.0 million for the nine months ended September 30, 2019 from $2.2 million for the nine months ended September 30, 2018. Interest expense on deposit accounts increased $511,000, or 43.3%, to $1.7 million for the nine months ended September 30, 2019 from $1.2 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits to $225.0 million for the nine months ended September 30, 2019 from $209.7 million for the nine months ended September 30, 2018, an increase of $15.3 million, or 7.3%, and an increase in the weighted average annualized rate to 1.00% for the nine months ended September 30, 2019 from 0.75% for the nine months ended September 30, 2018.

Interest expense on Federal Home Loan Bank advances increased $261,000, or 25.2%, to $1.3 million for the nine months ended September 30, 2019 from $1.0 million for the nine months ended September 30, 2018. The average balance decreased $4.9 million, or 6.5%, to $69.4 million for the nine months ended September 30, 2019 from $74.3 million for the nine months ended September 30, 2018. The decrease in the average balance of Federal Home Loan Bank advances is due primarily to the use of funds received in the stock offering to paydown advances. The weighted average annualized rate of borrowings increased to 2.49% for the nine months ended September 30, 2019 from 1.86% for the nine months ended September 30, 2018.

Net Interest Income. Net interest income increased $311,000, or 3.8%, to $8.6 million for the nine months ended September 30, 2019 from $8.3 million for the nine months ended September 30, 2018. This increase was due to an increase in the balance of interest-earning assets during the nine months ended September 30, 2019, offset by a decrease in the annualized net interest margin to 2.97% for the nine months ended September 30, 2019 from 3.06% for the nine months ended September 30, 2018.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a $25,000 provision for loan losses for the nine months ended September 30, 2019, compared to $100,000 for the nine months ended September 30, 2018.

Non-Interest Income. Non-interest income increased $9,000, or 0.8%, to $1.1 million for the nine months ended September 30, 2019. The increase in non-interest income during the nine months ended September 30, 2019 was due primarily to a $54,000 increase in gain on sale of loans and a $59,000 increase in securities gains (losses), net, offset by a $112,000 decrease in loan servicing fee income, reflecting a decrease in the fair value of our mortgage servicing intangible asset during the nine months ended September 30, 2019.

Non-Interest Expense. Non-interest expense increased $1.7 million, or 20.8%, to $10.1 million for the nine months ended September 30, 2019 from $8.4 million for the nine months ended September 30, 2018. The largest increase was related to the $758,000 funding of the Bank’s new charitable foundation. Additionally, salaries and employee benefits increased $659,000, or 13.8%, and marketing expenses related to the Bank’s rebranding efforts increased $400,000, or 104.4%, partially offset by decreases of $76,000, or 42.0%, in deposit insurance premiums and $183,000, or 25.9%, in data processing costs. The increase in salaries and benefits during the nine months ended September 30, 2019 was due to filling vacant positions, normal salary increases and the compensation expense recognized in connection with the ESOP.

Income Taxes. An income tax benefit of $210,000 was recorded for the nine months ended September 30, 2019 compared to a provision of $163,000 for the nine months ended September 30, 2018. The benefit recognized during the nine months ended September 30, 2019 resulted primarily from the tax benefit recognized for the $758,000 donation to the charitable foundation. Our effective tax rates for the periods are less than statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities, as well as the impact of a state tax credit and a state net operating loss carryforward.

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

	For the Nine Months Ended September 30, 2019
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$330,137	$10,422	4.21%
Securities	42,385	878	2.76%
Other	12,317	273	2.96%

Total interest-earning assets	384,839	11,573	4.01%
Non-interest-earning assets	12,006

Total assets	$396,845

Interest-bearing liabilities:
NOW and demand deposits	$57,120	$75	0.18%
Money market deposits	50,156	511	1.36%
Retail and commercial savings deposits	49,993	151	0.40%
Certificates of deposit	67,722	955	1.88%

Total interest-bearing deposits	224,991	1,692	1.00%
Borrowings	69,436	1,295	2.49%
Other	1,590	—	—

Total interest-bearing liabilities	296,017	2,987	1.35%

Non-interest-bearing liabilities	63,539

Total liabilities	359,556
Total equity	37,289

Total liabilities and equity	$396,845

Net interest income		$8,586

Net interest rate spread (1)			2.66%
Net interest-earning assets (2)	$88,822

Net interest margin (3)			2.97%
Average interest-earning assets to interest-bearing liabilities	130.01%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30, 2018
	Average Outstanding Balance	Interest	Average Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$313,339	$9,569	4.07%
Securities	33,442	625	2.49%
Other	13,968	296	2.83%

Total interest-earning assets	360,749	10,490	3.88%
Non-interest-earning assets	11,509

Total assets	$372,258

Interest-bearing liabilities:
NOW and demand deposits	$60,054	$43	0.10%
Money market deposits	52,932	470	1.18%
Retail and commercial savings deposits	40,603	55	0.18%
Certificates of deposit	56,067	613	1.46%

Total interest-bearing deposits	209,656	1,181	0.75%
Borrowings	74,276	1,034	1.86%
Other	2,062	—	—

Total interest-bearing liabilities	285,994	2,215	1.03%

Non-interest-bearing liabilities	54,362

Total liabilities	340,356
Total equity	31,902

Total liabilities and equity	$372,258

Net interest income		$8,275

Net interest rate spread (1)			2.84%
Net interest-earning assets (2)	$74,755

Net interest margin (3)			3.06%
Average interest-earning assets to interest-bearing liabilities	126.14%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(in thousands)
Interest-earning assets:
Loans	$524	$329	$853
Securities	180	73	253
Other	(38)	15	(23)

Total interest-earning assets	666	417	1,083

Interest-bearing liabilities:
Savings, NOW and money market accounts	14	155	169
Certificates of deposit	143	199	342

Total interest-bearing deposits	157	354	511
Borrowings	(62)	323	261

Total interest-bearing liabilities	95	677	772

Change in net interest income	$571	$(260)	$311

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also rely on borrowings from the Federal Home Loan Bank of Boston as supplemental sources of funds. At September 30, 2019 and December 31, 2018, we had $50.9 million and $75.7 million outstanding in advances from the Federal Home Loan Bank of Boston, respectively, and the ability to borrow an additional $95.0 million and $72.1 million, respectively. Additionally, at September 30, 2019 and December 31, 2018, we had an overnight line of credit with the Federal Home Loan Bank of Boston for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At September 30, 2019 and December 31, 2018, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided (used) by operating activities was $1.3 million and $(0.4) million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $(11.4) million and $(21.9) million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and Federal Home Loan Bank advances, was $10.8 million and $23.5 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities for the nine months ended September 30, 2019 included $25.1 million of net proceeds from the sale of common stock.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Boston advances, as well as brokered certificates of deposit as needed, to fund loan growth. The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity was adversely affected as a result of the stock offering and could continue to be adversely affected in the future.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2019, the Company (on an unconsolidated basis) had liquid assets of $10.0 million.

At September 30, 2019 and December 31, 2018, the Company exceeded all of its regulatory capital requirements. See Note 9 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at September 30, 2019. All estimated changes presented in the table are within the policy limits approved by the board of directors.

(dollars in thousands)	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$37	$(11)	(22.4)%	10.80%	(130)
300 bp	41	(7)	(15.7)	11.40	(77)
200 bp	44	(4)	(9.2)	11.80	(32)
100 bp	47	(1)	(3.0)	12.20	3
0	48	—	—	12.10	—
(100) bp	45	(3)	(6.4)	11.10	(105)

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

During the quarter ended September 30, 2019, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2019, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company believes that the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of First Seacoast Bancorp

3.2	Bylaws of First Seacoast Bancorp

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: November 14, 2019	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: November 14, 2019	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer