Form 10-K
period 2019-12-31
First Seacoast Bancorp
filed 2020-03-27
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-38985

First Seacoast Bancorp

(Exact Name of Registrant as Specified in its Charter)

United States of America	84-2404519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

633 Central Avenue, Dover, New Hampshire	03820
(Address of principal executive offices)	(Zip code)

(603) 742-4680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	FSEA	The Nasdaq Stock Market LLC
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes   ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).   Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $-0-.

As of March 27, 2020, there were 6,083,500 outstanding shares of the registrant’s common stock, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 28, 2020, are incorporated by reference into Part III of this report.

PART I

Unless the context requires otherwise, all references to the “Company,” “we,” “us” and “our” refer to First Seacoast Bancorp.

Forward-Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;

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
•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

ITEM 1.	Business

First Seacoast Bancorp

First Seacoast Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is the savings and loan holding company for First Seacoast Bank (the “Bank”).  First Seacoast Bancorp conducts its operations primarily through its wholly owned subsidiary, First Seacoast Bank, a federally chartered savings bank. At December 31, 2019, First Seacoast Bancorp had total consolidated assets of $409.5 million, loans of $344.9 million, deposits of $281.6 million and stockholders’ equity of $57.1 million.

First Seacoast Bancorp was formed as part of the mutual holding company reorganization of First Seacoast Bank, which was completed on July 16, 2019. In connection with the reorganization, First Seacoast Bancorp sold 2,676,740 shares of common stock at a price of $10.00 per share to depositors of First Seacoast Bank for net proceeds of $25.1 million, issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC and contributed 60,835 shares of common stock and $150,000 in cash to the First Seacoast Community Foundation, Inc. On July 17, 2019, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol FSEA.

The Company’s executive offices are located at 633 Central Avenue, Dover, New Hampshire 03820, and the telephone number is (603) 742-4680.  Our website address is www.firstseacoastbank.com. Information on our website is not and should not be considered a part of this annual report. First Seacoast Bancorp is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

First Seacoast Bancorp, MHC

First Seacoast Bancorp, MHC was formed as a federal mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of First Seacoast Bancorp’s common stock. At December 31, 2019, 55% of First Seacoast Bancorp’s outstanding shares are owned by First Seacoast Bancorp, MHC.

First Seacoast Bancorp, MHC’s principal assets are the common stock of First Seacoast Bancorp it received in the reorganization and offering and $100,000 in cash as its initial capitalization. Presently, it is expected that the only business activity of First Seacoast Bancorp, MHC will be to own a majority of First Seacoast Bancorp’s common stock. First Seacoast Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities.

First Seacoast Bank

First Seacoast Bank, a federally chartered savings bank headquartered in Dover, New Hampshire, has served residents of the Seacoast area of New Hampshire since 1890. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank, in one- to four-family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans.  In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

Our results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from its customer service fees. The results of operations are also affected by the level of operating expenses, the provision for loan losses, the impact of federal and state income taxes, the relative levels of interest rates and local and national economic activity.

Investment management services are offered through our wealth management office located in Dover. The assets held for wealth management customers are not assets of the Bank and, accordingly, are not reflected in the Company’s consolidated balance sheets.

First Seacoast Bank is active in the communities we serve. The Bank makes contributions to various non-profits and local organizations, investments in community development lending and investments in low-income housing all of which strive to improve the communities we serve.  In connection with the reorganization and offering, First Seacoast Bancorp contributed 60,835 shares of common stock and $150,000 in cash to the First Seacoast Community Foundation, Inc., a charitable foundation dedicated to supporting charitable organizations operating in the Bank’s local community.

First Seacoast Bank is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Available Information

The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our Internet website is http://www.firstseacoastbank.com. You can obtain on our website, free of charge, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Market Area

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire, and one full-service banking office in Rockingham County, New Hampshire, located in the southeastern part of the state along New Hampshire Seacoast. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

The New Hampshire and southern Maine Seacoast region’s economy is fairly diversified, with employment in education, healthcare, government, services, retail and manufacturing sectors. Our Strafford County branches are located in the cities of Dover, Durham, Barrington and Rochester. Top employment sectors in Strafford County include healthcare, government, education, insurance, retail and textile manufacturing. Our Rockingham County branch is located in the city of Portsmouth. Top employment sectors in Rockingham County include healthcare, government, insurance, and pharmaceuticals and biotech. Additionally, although we do not have a branch office in York County, Maine, many of our customers work and reside in York County, which is contiguous to Strafford County.  Our Dover headquarters is conveniently located approximately 65 miles from Boston and less than 50 miles from each of Manchester, New Hampshire and Portland, Maine.

We view the greater Seacoast region as a primary area for growth, in light of its favorable demographic characteristics, such as a growing population in some relatively affluent markets. At the same time, the attractive features of the region have fostered a highly competitive environment for financial service providers.

Competition

The financial services industry is highly competitive. The Company experiences substantial competition with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers in attracting deposits, making loans and attracting wealth management customers. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices and mount extensive advertising campaigns. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers and the accelerating pace of consolidation among financial services providers.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of the Company’s non-banking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of the Company’s competitors have assets, capital and lending limits greater than that of the Company, greater access to capital markets, and offer a broader range of products and services than the Company. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer.

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas in which the Company currently operates. With the addition of new banking presences within our market, the Company expects increased competition for loans, deposits and other financial products and services.  Our competition for loans comes primarily from financial institutions in our market area. Our experience in recent years is that many financial institutions in our market area, especially community banks that are seeking to significantly expand their commercial loan portfolios and banks located in lower growth regions in New Hampshire and Maine, have been willing to price commercial loans aggressively in order to gain market share.

The Company will continue to rely upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served. Management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs.

Lending Activities

Historically, our lending activities have emphasized one- to four-family residential real estate loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include commercial real estate loans and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate and commercial and industrial loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete for loans through offering high quality personalized service, providing convenience and flexibility, providing timely responses on loan applications and by offering competitive pricing of loan products.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated. At December 31, 2019, we had $565,000 of loans in process.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential real estate	$213,322	62.1%	$201,759	62.9%	$188,787	61.7%	$163,586	59.6%	$156,334	59.1%
Commercial real estate	70,194	20.4%	63,853	19.9%	55,573	18.1%	56,537	20.6%	57,619	21.8%
Acquisition, development and land	18,844	5.5%	15,580	4.9%	24,924	8.1%	18,026	6.6%	14,144	5.4%
Commercial and industrial	24,676	7.2%	21,990	6.9%	18,589	6.1%	16,206	5.9%	17,241	6.5%
Home equity loans and lines of credit	10,123	2.9%	11,151	3.5%	12,097	3.9%	13,830	5.0%	11,801	4.5%
Multi-family	4,888	1.4%	4,928	1.5%	5,315	1.7%	5,083	1.9%	6,082	2.3%
Consumer	1,752	0.5%	1,295	0.4%	1,224	0.4%	1,151	0.4%	1,010	0.4%
Total loans	$343,799	100.0%	$320,556	100.0%	$306,509	100.0%	$274,419	100.0%	$264,231	100.0%
Net deferred loan costs	1,056		866		786		702		585
Allowance for loan losses	(2,875)		(2,806)		(2,804)		(2,677)		(2,731)
Net Loans	$341,980		$318,616		$304,491		$272,444		$262,085

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2019.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2019	One- to Four- Family Residential Real Estate	Commercial Real Estate	Acquisition, Development and Land	Commercial
	(In thousands)
Amounts due in:
One year or less	$19	$4,124	$210	$4,594
More than one to five years	2,149	11,223	1,516	12,697
More than five years	211,154	54,847	17,118	7,385
Total	$213,322	$70,194	$18,844	$24,676

December 31, 2019	HELOC	Multi-family	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$217	$112	$23	$9,299
More than one to five years	2,391	783	919	$31,678
More than five years	7,515	3,993	810	$302,822
Total	$10,123	$4,888	$1,752	$343,799

Fixed vs. Adjustable Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential real estate	$196,510	$16,793	$213,303
Commercial real estate	25,223	40,847	66,070
Acquisition, development and land	16,443	2,191	18,634
Commercial and industrial	17,503	2,579	20,082
Home equity loans and lines of credit	625	9,281	9,906
Multi-family	694	4,082	4,776
Consumer	1,675	54	1,729
Total loans	$258,673	$75,827	$334,500

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, substantially all of which are collateralized by the primary residence of the borrower. At December 31, 2019, we had $213.3 million of loans secured by one- to four-family residential real estate, representing 62.1% of our total loan portfolio. Generally, all of our one- to four-family residential real estate loans are secured by properties located in the New Hampshire and southern Maine Seacoast region.

Our one- to four-family residential real estate loans have terms of up to 30 years and are generally underwritten according to Freddie Mac guidelines in amounts up to the maximum conforming loan limits as established by Freddie Mac. We refer to loans that conform to such guidelines as “conforming loans.” To a lesser extent, we also originate loans above the conforming limits, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans.

At December 31, 2019, 92.1% of our one- to four-family residential real estate loans were fixed-rate loans. We sell a portion of fixed-rate conforming loans that we originate on a servicing-retained basis. Secondary market investors that purchase our loans may include Freddie Mac, the New Hampshire Housing Finance Authority and other investors.

At December 31, 2019, 7.9% of our one- to four-family residential real estate loans were adjustable-rate loans. Our adjustable-rate mortgage loans have initial repricing terms of one, three or five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One-Year U.S. Treasury Constant Maturity rate, plus a margin. The majority of such loans have an annual interest rate adjustment cap of 2.0% and a lifetime adjustment cap ranging from 4.0% to 6.0%. We typically hold our adjustable-rate one- to four-family residential real estate loans in our portfolio.

Loan-to-value ratios are determined by collateral type and occupancy level. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80%. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit, pursuant to requirements set by the insurance provider.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

Generally, residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of First Seacoast Bank. We also require appropriate insurance coverage on properties securing real estate loans.

Commercial Real Estate and Multi-Family Real Estate Loans. Consistent with our strategy to diversify our loan portfolio and increase our yield, we have focused on increasing our origination of commercial real estate loans. At December 31, 2019, we had $75.1 million in commercial real estate and multi-family real estate loans, representing 21.8% of our total loan portfolio. Of this aggregate amount, we had $52.6 million in owner-occupied commercial real estate loans, $17.6 million in non-owner-occupied commercial real estate loans and $4.9 million in multi-family real estate loans.

Our commercial real estate loans are secured by a variety of properties in our primary market area, including retail spaces, distribution centers, office buildings, manufacturing and warehouse properties, convenience stores and other local businesses, without any material concentrations in property type. Our multi-family loans are secured by properties consisting of five or more rental units in our market area, including apartment buildings and student housing.

Commercial real estate and multi-family real estate loans generally have higher balances and entail greater credit risks compared to one- to four-family residential real estate loans. The repayment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Our commercial real estate and multi-family loans are generally originated as 10-year balloon loans, which reprice after five years and are amortized over 20 years. Interest rates on such loans are generally indexed to the Federal Home Loan Bank Five-Year Regular Classic Rate, plus a margin. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of purchase price or appraised value of the properties securing the loan and generally requires a minimum debt-service coverage ratio of 1.2x.

We consider a number of factors in originating commercial real estate loans. In addition to the debt-service coverage ratio, we evaluate the loan purpose, the quality of collateral, and the borrower’s qualifications, experience, credit history, cash flows and financial statements, and sources of repayment. Personal guarantees are generally obtained from the principals of closely-held companies. We gather information on environmental risks associated with commercial properties and also require appropriate insurance coverage on properties securing real estate loans. In addition, the borrower’s and guarantor’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates.

On a limited basis, we also purchase and participate in commercial real estate loans from other financial institutions. Such loans are subject to the same underwriting criteria and loan approval requirements applied to loans originated by First Seacoast Bank.

At December 31, 2019, the average loan balance outstanding in the commercial real estate loans portfolio was $336,000 and the largest individual commercial real estate loan outstanding was a $4.1 million participation loan secured by a commercial building. This loan was performing in accordance with its original repayment terms at December 31, 2019.

At December 31, 2019, the average loan balance outstanding in the multi-family real estate loans portfolio was $326,000 and the largest individual multi-family real estate loan outstanding was a $1.2 million loan secured by a 24-unit property. This loan was performing in accordance with its original repayment terms at December 31, 2019.

Acquisition, Development and Land Loans. At December 31, 2019, acquisition, development and land loans were $18.8 million or 5.5% of our total loan portfolio. These loans consist of residential construction loans, commercial real estate and multi-family construction loans and land loans. At December 31, 2019, the average loan balance outstanding in the acquisition, development and land loan portfolio was $304,000.

We originate loans to finance the construction or rehabilitation of owner-occupied one- to four-family residential properties to the prospective homeowners primarily located in our market area. Upon completion of construction, such loans convert to permanent mortgage loans. At December 31, 2019, residential construction loan balances were $15.1 million, or 4.4% of our total loan portfolio, with an additional $10.0 million available for advance to borrowers.  Residential construction loans are generally structured as interest-only for nine months, with a loan to value ratio generally not exceeding 80% of the appraised value on a completed basis or the cost of completion, whichever is less. However, if private mortgage insurance is obtained, we will consider a loan-to-value ratio up to 97%.  We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within nine months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 30 years total, or 15 years for manufactured homes. The interest rate may be fixed or adjustable. At December 31, 2019, our largest individual residential construction loan outstanding was $1.0 million and it was performing in accordance with its original repayment terms.

We also originate loans to finance the construction of commercial properties, primarily owner-occupied properties located in our market area. Upon completion of construction, such loans generally convert to permanent commercial mortgage loans. At December 31, 2019, commercial construction loan balances totaled $3.7 million, or 1.1% of our total loan portfolio, with an additional $3.6 million available for advance to borrowers. Commercial real estate construction loans are generally structured as interest-only for up to 18 months, with a loan to value of 80% of the appraised value on a completed basis or a loan to cost of completion ratio of up to 85%. We also originate commercial constructions loans with an initial loan-to-value ratio of 90% when coupled with the U.S. Small Business Administration 504 Loan program. During the year ended December 31, 2019, we originated 2 construction loans secured by owner-occupied properties under the Small Business Administration 504 Loan program, with aggregate original principal balances of $2.6 million.

We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within 18 months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 20 years total (including the construction phase). The interest rate may be fixed or adjustable. At December 31, 2019, our largest commercial real estate construction loan had an outstanding balance of $1.6 million, and it was performing in accordance with its original repayment terms.

Construction loans generally involve greater credit risk than financing improved real estate, because funds are advanced upon the security of the project, which is of uncertain value before its completion. Risk of loss on a construction loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs.

We also originate loans to finance the acquisition and development of land. Land development loans are generally secured by vacant land located in our primary market and in process of improvement. We generally originate commercial land development loans with loan-to-value ratios of up to 70% where all approvals and permits for improvements are already in place, and up to 50% where approvals and permits are not yet in place. The maximum construction term is generally 12 months for residential development properties and 18 months for commercial development properties.  At December 31, 2019, our largest land loan had an outstanding balance of $1.3 million, and it was performing in accordance with its original repayment terms.

Land development loans generally involve greater credit risk than long-term financing on developed real estate. If a loan is made on property that is not yet approved for the planned development, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a land development loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of development costs is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Land development loans also carry the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated.

Commercial and Industrial Loans. At December 31, 2019, we had $24.7 million of commercial and industrial loans, representing 7.2% of our total loan portfolio. We originate commercial and industrial loans, including equipment loans and business acquisition loans, and lines of credit to businesses operating in the local market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture. Borrowers include professional organizations, family-owned businesses and not-for-profit businesses. These loans are generally secured by non-real estate business assets, including equipment, inventory and accounts receivable, although we may support this collateral with liens on real property such as buildings and equipment. We generally require our commercial business borrowers to maintain their primary deposit accounts with us, which improves our overall interest rate spread and profitability.

Our commercial and industrial loans include term loans and revolving lines of credit and are made with either variable or fixed rates of interest. Variable interest rates are indexed to the Prime Rate as published in the Wall Street Journal, plus a margin. Commercial and industrial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans.

When making commercial and industrial loans, we consider the financial history of the borrower, the debt service capabilities and cash flows of the borrower and other guarantors, and the value of the underlying collateral. We generally require personal guarantees by the principals, as well as other appropriate guarantors, when personal assets are in joint names or a principal’s net worth is not sufficient to support the loan. Depending on the collateral, commercial and industrial loans are made in amounts up to 80% of the value of the collateral securing the loan.

To assist small businesses with their credit needs for working capital, equipment and new real estate construction or acquisition, we make commercial and industrial loans under the Small Business Administration 7(a) and Express guarantee programs. Typically, a 7(a) loan carries a 75% guaranty and an Express loan carries a 50% guaranty from the U.S. Government. At December 31, 2019, we had 6 loans outstanding with an aggregate principal balance of $3.6 million with Small Business Administration 7(a) guarantees totaling $2.5 million and 8 Small Business Administration Express loans with an aggregate principal balance of $818,000 with guarantees totaling $440,000.

We intend to expand our commercial and industrial lending activities in order to diversify our loan portfolio, increase our yield and offer a full range of products to our commercial customers. However, these loans have greater credit risk than one- to four-family residential real estate loans. Our commercial and industrial loans are made based primarily on historical and projected cash flows of the borrower, the borrower’s experience and stability, and the value and marketability of the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself and the general economic environment in our market area. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts. Accordingly, financial information is obtained from the borrowers to evaluate cash flow sufficiency and is periodically updated during the life of the loan.

The average loan balance outstanding in the commercial and industrial loans portfolio was $196,000 and the largest individual commercial and industrial loan outstanding was $2.5 million at December 31, 2019. This loan was performing in accordance with its original repayment terms at December 31, 2019.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral, generally within our primary market area. At December 31, 2019, outstanding balances on home equity loans and lines of credit totaled $10.1 million, or 2.9% of our total loan portfolio, and the lines of credit had an additional $16.2 million available to draw.

Home equity loans are originated as fixed-rate term loans. Home equity lines of credit are tied to the Prime Rate as published in the Wall Street Journal and are offered for terms of up to 25 years, with a 10-year draw period and 15-year repayment period. Generally, our home equity loans and lines of credit are originated with loan-to-value ratios of up to 80%, inclusive of existing liens on the property.

Consumer Loans. We offer consumer loans to individuals who reside or work in our market area. At December 31, 2019, consumer loans totaled $1.8 million, or 0.5% of our total loan portfolio, of which $799,000 was unsecured.

Consumer lending has been a minor area of lending diversification for us. Consumer loans generally consist of installment loans extended directly to the borrower. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. It is expected that growth of our consumer loan portfolio will be limited, with such loans extended primarily to pre-existing First Seacoast Bank customers.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our banking office locations. Residential real estate loans are generated by our mortgage loan officers through referrals from real estate brokers, builders, walk-in customers, online applications, participation in local home shows, events with local realtors, contacts in the local community and referrals. Commercial real estate and commercial and industrial loans are originated through our commercial lenders, through previous lending relationships, referrals, direct solicitation and participation in industry-specific associations. Additionally, small business lending relationships are generated through our business development officers. Consumer loans are generated largely to existing customers and walk-ins. Loan generation is supported by our advertising campaigns.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold one- to four-family residential real estate loans we originate in our portfolio for investment or to sell such loans to investors, based on profitability and a risk management standpoint. We sell selected conforming, 15-year and 30-year fixed-rate one- to four-family residential real estate loans that we originate, on a servicing-retained basis, when we are able to, and strategically retain non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the years ended December 31, 2019 and 2018, we sold $7.8 million and $5.7 million, respectively, of one- to four-family residential real estate loans.

In past years, we have purchased one- to four-family jumbo residential loans to supplement our own origination efforts. We did not purchase any such loans during the year ended December 31, 2019 or December 31, 2018. We purchased $10.9 million of one- to four-family residential real estate loans secured by properties in a contiguous state during the year ended December 31, 2017. As of December 31, 2019, those loans had an outstanding balance of $8.2 million and were performing in accordance with their original repayment terms. Occasionally, we may purchase a participation interest in a commercial real estate loan in which we are not the lead originating lender. At December 31, 2019, we had outstanding participation interests totaling $12.3 million.

All loan purchases and participations interests are subject to the same underwriting criteria and loan approvals that apply to loans that we originate for our portfolio. The properties are independently appraised and subject to field inspections by our loan officers.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations. Our board of directors has established a Loan Officers Review Committee to oversee loan approvals. The voting members of the Loan Officers Review Committee consist of our President and Chief Executive Officer, Senior Vice President – Senior Commercial Loan Officer, Vice President – Senior Retail Loan Officer, Vice President – Bank Administration Officer and Enterprise Risk Management Officer.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the seniority of the officer, the type of loan and underlying security. Our President and Chief Executive Officer has aggregate approval authority of up to $400,000 per relationship. Individual loan officers generally can approve secured commercial loans of up to $100,000 and residential real estate loans of up to $250,000. Loans in excess of individual officers’ lending limits generally can be approved by a second loan officer who is a voting member of our Loan Officers Review Committee, up to additional prescribed limits of $350,000 for secured commercial loans and $500,000 for residential real estate loans. Loans in excess of such additional limits require approval of the full Loan Officers Review Committee. The Loan Officers Review Committee generally may approve secured commercial loans of up to $1.0 million regardless of existing non-commercial loan exposure. Any relationships in excess of $1.0 million must be approved by the board of directors.

From time to time, a loan applicant may not meet one or more of the loan policy or loan program requirements, which would ordinarily result in a denial of the loan application. A loan officer may seek an exception on behalf of the applicant. Any loan made with an exception to policy requires one additional level of approval, except that loans requiring the approval of the Loan Officers Review Committee or the Board of Directors are exempt from the requirement of additional approval.

Loans-to-One Borrower

Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2019, based on the 15% limitation, our loans-to-one-borrower limit was approximately $7.4 million. At December 31, 2019, our largest loan relationship with one borrower was for $4.6 million secured by commercial real estate and equipment, and the relationship was performing in accordance with its original repayment terms.

Delinquent Loans and Non-Performing Assets

Our collection procedures for residential mortgage loans typically follow Freddie Mac collection guidelines, particularly the guidelines for residential mortgage loans serviced for others. When a residential real estate or consumer loan payment becomes more than 15 days past due, a notice is automatically sent to the customer. After 15 days, we will contact the customer by telephone.  Alternating telephone attempts and additional letters continue until a loan becomes 90 days past due, at which point we would place the loan on non-accrual status and generally refer the loan for foreclosure proceedings, unless management determines that it is in the best interest of First Seacoast Bank to work further with the borrower to arrange a workout plan. The foreclosure process generally would begin when a loan becomes 120 days delinquent. We do not pursue multiple collections processes, such as considering modifications or workouts, while proceeding with foreclosure.

When a commercial loan or commercial real estate loan becomes 10 days past due, we contact the customer by mailing a late notice. The loan officer assigned to the account may also contact the borrower. If the loan continues to run past due, the loan officer will continue to contact the borrower to determine the cause of the past due payment(s) and arrange for payments. If a loan payment becomes 30 days past due, it will be reviewed by the Loan Officers Review Committee to develop a plan to bring the past due payment(s) current and determine if the likelihood of repayment is in question. The loan will also be evaluated for a change to the risk rating. If necessary, we will engage an attorney to pursue further collection efforts.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31,
	2019			2018			2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$—	$19	$66	$255	$—	$68	$119	$—	$—
Commercial real estate	—	—	—	93	—	—	—	—	—
Acquisition, development and land	—	—	—	—	—	—	—	—	1,203
Commercial and industrial	—	—	996	—	—	—	50	—	—
Home equity loans and lines of credit	—	—	—	100	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$19	$1,062	$448	$—	$68	$169	$—	$1,203

	At December 31,
	2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$—	$1	$92	$364	$—	$347
Commercial real estate	59	—	—	—	—	—
Acquisition, development and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	3	54	—	—
Multi-family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$59	$1	$95	$418	$—	$347

Nonperforming Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

The following table sets forth information regarding our non-performing assets at the dates indicated.  Non-accrual loans include non-accruing troubled debt restructurings of $95,000 as of December 31, 2015.  We did not have any non-accruing troubled debt restructuring at December 31, 2019, 2018, 2017 or 2016.

	At December 31,
	2019	2018	2017		2016	2015
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$66	$68	$—		$92	$347
Commercial real estate	—	—	—		—	—
Acquisition, development and land	—	—	1,203	(1)	—	—
Commercial and industrial	996	—	—		—	—
Home equity loans and lines of credit	—	—	—		2	—
Multi-family	—	—	—		—	—
Consumer	—	—	—		—	—
Total non-accrual loans	$1,062	$68	$1,203		$94	$347

Accruing loans past due 90 days or more	$—	$—	$—		$—	$—

Troubled debt restructuring	$—	$—	$—		$—	$—

Total non-performing loans	$1,062	$68	$1,203		$94	$347

Total real estate owned	$—	$—	$—		$90	$—

Total non-performing assets	$1,062	$68	$1,203		$184	$347

Total non-performing loans to total loans	0.31%	0.02%	0.39%		0.03%	0.13%

Total non-performing assets to total assets	0.26%	0.02%	0.33%		0.06%	0.11%

(1) Represents one loan, which was recovered in full during the year ended December 31, 2018.

Interest income that would have been recorded for the year ended December 31, 2019 had non-accruing loans been current according to their original terms was approximately $29,000.  We recognized approximately $36,000 of interest income for these loans for the year ended December 31, 2019.  In addition, no interest income would have been recorded for the year ended December 31, 2019 had accruing troubled debt restructurings been current according to their original terms.  We did not recognize any interest income for troubled debt restructurings for the year ended December 31, 2019.

Nonperforming Loans. Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Interest received on non-accrual loans generally is applied against principal or applied to interest on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans were $1.1 million, or 0.31% of total loans, at December 31, 2019, compared to $68,000, or 0.02% of total loans, at December 31, 2018 and $1.2 million, or 0.39% of total loans, at December 31, 2017.

Troubled Debt Restructurings. Loans are considered troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Seacoast Bank grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2019, we had no troubled debt restructurings.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses.  We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2019, we had no foreclosed assets.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses in the loan portfolio. General allowances represent loss allowances, which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.” Management reviews the status of each impaired loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified assets (including commercial, residential and consumer loans) at the dates indicated were as follows:

	At December 31,
	2019	2018
	(In thousands)
Substandard assets	$477	$1,579
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$477	$1,579
Special mention assets	$2,166	$1,015

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of the year	$2,806	$2,804	$2,677	$2,731	$2,793
Provision for loan losses	100	—	160	40	(60)
Charge-offs:
One- to four-family residential real estate	—	—	—	(97)	(55)
Commercial real estate	—	—	—	—	—
Acquisition, development and land	—	—	(34)	—	—
Commercial and industrial	(35)	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	(17)	—	—	(2)	(7)
Total charge-offs	$(52)	$—	$(34)	$(99)	$(62)
Recoveries:
One- to four-family residential real estate	$18	$—	$—	$—	$40
Commercial real estate	—	—	—	—	—
Acquisition, development and land	—	—	—	—	18
Commercial and industrial	2	1	—	—	1
Home equity loans and lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	1	1	1	5	1
Total recoveries	$21	$2	$1	$5	$60
Net (charge-offs) recoveries	$(31)	$2	$(33)	$(94)	$(2)

Allowance at end of year	$2,875	$2,806	$2,804	$2,677	$2,731

Allowance to non-performing loans	270.72%	4,126.47%	233.08%	2,847.87%	787.03%

Allowance to total loans outstanding at the end of the year	0.83%	0.87%	0.91%	0.97%	1.03%

Net (charge-offs) recoveries to average loans outstanding during the year	(0.01)%	—	(0.01)%	(0.04)%	—

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2019			2018			2017
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,503	52.33%	62.05%	$1,593	61.96%	62.94%	$1,629	63.16%	61.60%
Commercial real estate	781	27.19%	20.42%	560	21.79%	19.92%	367	14.23%	18.13%
Acquisition, development and land	145	5.05%	5.48%	88	3.42%	4.86%	303	11.76%	8.13%
Commercial and industrial	350	12.19%	7.18%	232	9.02%	6.86%	169	6.55%	6.06%
Home equity loans and lines of credit	52	1.81%	2.94%	69	2.68%	3.48%	70	2.71%	3.95%
Multi-family	23	0.80%	1.42%	22	0.86%	1.54%	31	1.16%	1.73%
Consumer	18	0.63%	0.51%	7	0.27%	0.40%	11	0.43%	0.40%
Total allocated allowance	$2,872	100.00%	100.00%	$2,571	100.00%	100.00%	$2,580	100.00%	100.00%
Unallocated	3			235			224
Total	$2,875			$2,806			$2,804

	At December 31,
	2016			2015
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,312	53.92%	59.61%	$1,407	57.29%	59.17%
Commercial real estate	424	17.43%	20.60%	432	17.59%	21.81%
Acquisition, development and land	200	8.22%	6.57%	120	4.89%	5.35%
Commercial and industrial	178	7.32%	5.91%	242	9.85%	6.52%
Home equity loans and lines of credit	249	10.23%	5.04%	182	7.41%	4.47%
Multi-family	46	1.89%	1.85%	55	2.24%	2.30%
Consumer	24	0.99%	0.42%	18	0.73%	0.38%
Total allocated allowance	$2,433	100.00%	100.00%	$2,456	100.00%	100.00%
Unallocated	244			275
Total	$2,677			$2,731

At December 31, 2019, our allowance for loan losses represented 0.83% of total loans and 270.72% of non-performing loans, and at December 31, 2018, our allowance for loan losses represented 0.87% of total loans and 4126.47% of non-performing loans. During the years ended December 31, 2019 and 2018, we had net loan (charge-offs) recoveries of ($31,000) and $2,000, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. See Note 6 to the notes to our consolidated financial statements included in this annual report beginning on page 62 for a complete discussion of our allowance for loan losses.

Investment Activities

The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting and reviewing annually our investment policy. Our Asset/Liability Management Committee (ALCO) is responsible for implementing our investment policy. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer, Chief Financial Officer and Finance Officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. All of our investment securities are classified as available-for-sale.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.  At the dates indicated, we did not hold any securities classified as held-to-maturity or as trading securities.

	As of December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
U.S. Government-sponsored enterprises obligations	$9,000	$8,997	$24,219	$23,727	$18,249	$17,895
U.S Government agency small business administration pools guaranteed by the SBA	2,760	2,740	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	986	980	—	—	—	—
Residential mortgage-backed securities	3,186	3,188	1,375	1,327	1,626	1,626
Municipal bonds	28,138	28,880	14,489	14,389	9,313	9,373
Total	$44,070	$44,785	$40,083	$39,443	$29,188	$28,894

At December 31, 2019, we had no investments in a single issuer (other than investments in securities issued by the U.S. Government and government agencies) that had an aggregate book value that exceeded 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of the investment securities at December 31, 2019. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.  Maturities are based on the final contractual payment dates and do not reflect the effect of scheduled principal repayments, prepayments or early redemptions that may occur.

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$—	—	$8,000	2.05%	$1,000	4.00%	$—	—	$9,000	$8,997	2.26%
U.S Government agency small business administration pools guaranteed by the SBA	—	—	—	—	—	—	2,760	2.43%	2,760	2,740	2.43%
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	986	2.00%	986	980	2.00%
Residential mortgage-backed securities	—	—	—	—	—	—	3,186	3.18%	3,186	3,188	3.18%
Municipal bonds	—	—	—	—	1,840	2.62%	26,298	3.27%	28,138	28,880	3.22%
Total available for sale securities	$—	—	$8,000	2.05%	$2,840	3.11%	$33,230	3.15%	$44,070	$44,785	2.94%

U.S. Government-Sponsored Enterprises Obligations. At December 31, 2019, we had government-sponsored enterprise issued by various U.S. Government agencies totaling $9.0 million, which constituted 20.1% of our securities portfolio. The Company invests primarily in Federal Farm Credit Bank and Federal Home Loan Bank bonds.

U.S. Government Agency Small Business Administration Pools. At December 31, 2019, we had government-sponsored small business investment company (“SBIC”) pools issued and guaranteed by the U.S. Small Business Administration (“SBA”) totaling $2.7 million, which constituted 6.1% of our securities portfolio. An SBIC is a privately owned and managed investment fund licensed and regulated by the SBA. An SBIC uses its own capital, plus funds borrowed with an SBA guarantee, to make equity and debt investments in qualifying small businesses.

Municipal Bonds. At December 31, 2019, we had municipal bonds with a fair value of $28.9 million, which constituted 64.5% of our securities portfolio, with a weighted average maturity of 17 years and 2 months. These securities often provide slightly higher after-tax yields than U.S. Government and agency securities and residential mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

U.S. Government-Sponsored Mortgage-Backed Securities. At December 31, 2019, we had government-sponsored mortgage-backed securities and collateralized mortgage obligations issued by the FHLMC totaling $4.2 million, which constituted 9.3% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one-to-four family mortgages. All of our mortgage-backed securities are issued by U.S. Government-sponsored enterprises, such as Fannie Mae and Freddie Mac. Our collateralized mortgage obligations are issued by the FHLMC.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank advances and repurchase agreements, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

At December 31, 2019, our core deposits, which are deposits other than certificates of deposit, were $220.6 million, representing 78.3% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits while allowing higher-cost certificates of deposit to run off upon maturity. We generally require commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2019, our deposits totaled $281.6 million.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability and customer preferences and concerns. We generally review our deposit pricing on a monthly basis and continually review our deposit mix. Our deposit pricing strategy has generally been to offer competitive rates, while generally not providing the highest rates in the market. We find it more profitable to concentrate on specific special rate and term accounts, which allows us to add accounts without impacting our overall liability costs for existing accounts.

We also rely on customer service, convenience of our branch office locations, advertising and pre-existing relationships to gather and develop deposit relationships.  Developing comprehensive banking relationships is a top priority for us and is a focus of our commercial lending team and business development officers.  In recent years, we have introduced new business deposit products to appeal to our commercial borrowers.  At December 31, 2019, our ratio of commercial deposits to commercial loans (including commercial real estate loans, acquisition, development and land loans and commercial and industrial loans) was 51.68%.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2019			2018			2017
	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing accounts	$41,586	14.76%	—	$42,262	15.40%	—	$38,867	15.58%	—
Now and demand deposits	73,438	26.08%	0.62%	67,318	24.52%	0.09%	71,933	28.82%	0.08%
Money market deposits	65,611	23.30%	0.85%	60,952	22.21%	1.35%	42,471	17.02%	0.75%
Savings deposits	39,962	14.19%	0.03%	41,294	15.05%	0.05%	40,827	16.36%	0.05%
Certificates of deposit	61,019	21.67%	1.50%	62,620	22.82%	1.69%	55,463	22.22%	1.36%
Total	$281,616	100.00%	0.60%	$274,446	100.00%	0.72%	$249,561	100.00%	0.45%

As of December 31, 2019, the aggregate amount of our certificates of deposit in amounts greater than or equal to $100,000 was $31.8 million.  The following table sets forth their maturity as of December 31, 2019.

(In thousands)
Maturity Period:
Three months or less	$3,782
Over three through six months	9,964
Over six through twelve months	13,534
Over twelve months	4,558
Total	$31,838

The following table sets forth time deposit accounts classified by rate and maturity at December 31, 2019.

	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$9,014	$2,449	$15	$—	$11,478	18.8%
1.01 - 2.00%	9,706	4,938	3,459	901	19,004	31.1
2.01 - 3.00%	29,614	753	170	—	30,537	50.0
Total	$48,334	$8,140	$3,644	$901	$61,019	100.0%

The following table sets forth time deposit accounts classified by rate and maturity at December 31, 2018.

	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$13,518	$2,674	$1	$15	$16,208	25.9%
1.01 - 2.00%	5,930	3,880	4,807	3,598	18,215	29.1
2.01 - 3.00%	9,451	18,146	434	166	28,197	45.0
Total	$28,899	$24,700	$5,242	$3,779	$62,620	100.0%

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank upon the security of our capital stock in the Federal Home Loan Bank and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. At December 31, 2019, we had $66.2 million in advances from the Federal Home Loan Bank and $81.7 million additional borrowing capacity from the Federal Home Loan Bank. We have an overnight line of credit with the Federal Home Loan Bank that may be drawn up to $3.0 million. We may access additional advances if we purchase additional Federal Home Loan Bank capital stock. Additionally, at December 31, 2019, we had $5.0 million of unsecured Fed funds borrowing lines of credit with two correspondent banks. The entire balance of these credit facilities was available as of December 31, 2019.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated:

	At or For the Year Ended December 31,
	2019	2018	2017
Federal Home Loan Bank advances:	(Dollars in thousands)
Balance outstanding at end of year	$66,219	$75,737	$65,762
Weighted average interest rate at the end of year	1.75%	2.52%	1.51%
Maximum amount of borrowings outstanding at any month end during the year	87,122	78,462	67,112
Average balance outstanding during the year	66,820	72,996	59,574
Weighted average interest rate during the year	2.37%	2.02%	1.18%

Repurchase Agreements:
Balance outstanding at end of year	$—	$—	$6,463
Weighted average interest rate at the end of year	—	—	0.14%
Maximum amount of borrowings outstanding at any month end during the year	—	6,093	6,463
Average balance outstanding during the year	—	1,971	1,662
Weighted average interest rate during the year	—	0.08%	0.22%

FSB Wealth Management

FSB Wealth Management is a division of First Seacoast Bank. The division currently consists of two financial advisors who are located at 629 Central Avenue, Dover, New Hampshire, adjacent to our main office. FSB Wealth Management provides access to non-FDIC insured products that include retirement planning, portfolio management, investment and insurance strategies, business retirement plans and college planning to individuals throughout our primary market area. These investments and services are offered through a third-party registered broker-dealer and investment advisor. FSB Wealth Management receives fees from advisory services and commissions on individual investment and insurance products purchased by clients. At December 31, 2019, FSB Wealth Management had approximately $49.3 million in assets under management.

Personnel

As of December 31, 2019, we had 84 total employees and 80 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiaries

First Seacoast Bank is the sole wholly owned subsidiary of First Seacoast Bancorp. First Seacoast Bank has one subsidiary, FSB Service Corporation, Inc., which is inactive.

Regulation and Supervision

General

As a federal savings bank, First Seacoast Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the FDIC as deposits insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which First Savings Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including the classification of assets and the establishment of loan loss reserves for regulatory purposes.

First Seacoast Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, First Seacoast Bank is a member of and owns stock in the Federal Home Loan Bank, which is one of the 11 regional banks in the Federal Home Loan Bank System. First Seacoast Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of First Seacoast Bank’s loan documents.

As a savings and loan holding company, First Seacoast Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. First Seacoast Bancorp is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to First Seacoast Bank and First Seacoast Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on First Seacoast Bank and First Seacoast Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on First Seacoast Bancorp, First Seacoast Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, First Seacoast Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. First Seacoast Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for First Seacoast Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments. First Seacoast Bank is primarily supervised by the Office of the Comptroller of the Currency. First Seacoast Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. First Seacoast Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). First Seacoast Bank did exercise the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

Federal legislation required federal banking agencies, including the Office of the Comptroller of the Currency, to establish for institutions with consolidated total assets of less than $10 billion a "community bank leverage ratio" (“CBLR”). The CBLR is an alternative framework that can be used to calculate a bank’s capital ratio.  Effective January 1, 2020, qualifying banking organizations may opt in or opt out quarterly of using the community bank leverage framework which significantly simplifies the calculation of the capital ratio by relying on total average assets and therefore eliminating the need to calculate risk-based assets.  Institutions with a leverage ratio of greater than 9%, consolidated total assets of less than $10 billion and total off-balance sheet exposures of 25% or less of consolidated total assets may opt into the CBLR. At December 31, 2019, First Seacoast Bank’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2019, First Seacoast Bank complied with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action. Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2019, First Seacoast Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, First Seacoast Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, First Seacoast Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used in the conduct of the savings association’s business. Alternatively, First Seacoast Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, First Seacoast Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as First Seacoast Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. First Seacoast Bank received a “Satisfactory” rating in its most recent Community Reinvestment Act federal evaluation.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls or is under common control with an insured depository institution such as First Seacoast Bank. First Seacoast Bancorp is an affiliate of First Seacoast Bank because of its control of First Seacoast Bank. In general, certain transactions between an insured depository institution and its affiliates are subject to quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

First Seacoast Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Seacoast Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by First Seacoast Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as First Seacoast Bank. Deposit accounts in First Seacoast Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, in 2016, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to a range of 1.5 basis points to 30 basis points. The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of First Seacoast Bank. First Seacoast Bank cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The FICO assessment for the fourth quarter of 2018 was 0.32 basis points of assets less tangible equity and decreased to 0.14 basis points of assets less tangible equity for the first quarter of 2019. The bonds issued by the FICO matured during 2019 and the FICO assessment ceased in mid-2019.

Federal Home Loan Bank System. First Seacoast Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, First Seacoast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2019, First Seacoast Bank complied with this requirement.

Dodd-Frank Act

The Dodd-Frank Act created the Consumer Financial Protection Bureau, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Seacoast Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. The implementation of the legislation is an ongoing process. The Dodd-Frank Act has resulted in, and may continue to result in, an increased regulatory burden and increased compliance, operating and interest expense for First Seacoast Bank.

Other Regulations

Interest and other charges collected or contracted for by First Seacoast Bank are subject to state usury laws and federal laws concerning interest rates. First Seacoast Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin and other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act, governing disclosures with respect to deposit accounts; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Seacoast Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. First Seacoast Bancorp and First Seacoast Bancorp, MHC are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, First Seacoast Bancorp and First Seacoast Bancorp, MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over First Seacoast Bancorp, First Seacoast Bancorp, MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of First Seacoast Bancorp and First Seacoast Bancorp, MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. First Seacoast Bancorp and First Seacoast Bancorp, MHC have not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including First Seacoast Bancorp and First Seacoast Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Recent federal legislation has expanded the applicability of the exception to holding companies of up to $3.0 billion of consolidated assets. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets, like First Seacoast Bancorp and First Seacoast Bancorp, MHC, are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of First Seacoast Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by First Seacoast Bancorp, MHC. First Seacoast Bancorp may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to First Seacoast Bancorp, MHC, unless First Seacoast Bancorp, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, First Seacoast Bancorp, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from First Seacoast Bancorp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as First Seacoast Bancorp, MHC, each officer or director of First Seacoast Bancorp and First Seacoast Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by First Seacoast Bancorp, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

First Seacoast Bancorp’s class of common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Accordingly, First Seacoast Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Taxation

First Seacoast Bank, First Seacoast Bancorp, MHC and First Seacoast Bancorp are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to First Seacoast Bancorp, MHC, First Seacoast Bancorp and First Seacoast Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

General.   First Seacoast Bancorp and First Seacoast Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to First Seacoast Bancorp and First Seacoast Bank.

Method of Accounting.   For federal income tax purposes, First Seacoast Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. First Seacoast Bancorp and First Seacoast Bank will file a consolidated federal income tax return.

Net Operating Loss Carryovers. A financial institution may carry net operating losses forward to the succeeding 20 taxable years. At December 31, 2019, First Seacoast Bank had no net operating loss carryovers.

Charitable Contribution Carryovers. A financial institution’s deduction for charitable contributions is limited to 10% of its federal taxable income with the excess carried forward to the succeeding five taxable years. Any contributions remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2019, First Seacoast Bank had approximately $761,000 of charitable contribution carryovers.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2019, First Seacoast Bank had no capital loss carryovers.

Corporate Dividends. First Seacoast Bancorp may generally exclude from its income 100% of dividends received from First Seacoast Bank as a member of the same affiliated group of corporations.

State Taxation

First Seacoast Bank is subject to New Hampshire income tax at the rate of 7.7% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments.

ITEM 1A.	Risk Factors

Not applicable, as First Seacoast Bancorp is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2019, the net book value of our land, building and equipment was $5.3 million.  The following table sets forth information regarding our offices as of December 31, 2019:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1890	$1,947
633 Central Avenue
Dover, NH 03820
Branch Offices:
6 Eastern Avenue	Owned	1974	$1,045
Barrington, NH 03825
7A Mill Road	Leased	1979	$60
Durham, NH 03824
1650 Woodbury Avenue	Owned	1987	$1,055
Portsmouth, NH 03801
17 Wakefield Street	Owned	2009	$1,231
Rochester, NH 03867

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2019, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of First Seacoast Bancorp has been listed on The Nasdaq Capital Market under the symbol “FSEA” since July 17, 2019. As of March 13, 2020, we had 206 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,083,500 shares of common stock outstanding, of which 3,345,925 shares, or 55%, are owned by First Seacoast Bancorp, MHC.

First Seacoast Bancorp currently does not anticipate paying a dividend to its stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies and general economic conditions.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition.  Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, First Seacoast Bank's ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.  Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Federal Deposit Insurance Corporation, may be paid in addition to, or in lieu of, regular cash dividends.

If First Seacoast Bancorp pays dividends to its stockholders, it will likely pay dividends to First Seacoast Bancorp, MHC. The Federal Reserve Board’s current regulations significantly restrict the ability of mutual holding companies organized after December 1, 2009 to waive dividends declared by their subsidiaries.  Accordingly, we do not currently anticipate that First Seacoast Bancorp, MHC will waive dividends paid by First Seacoast Bancorp.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2019.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data for the Company at the dates and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page 45of this annual report. The information at and for the years ended December 31, 2019 and 2018 is derived in part from the audited consolidated financial included in this annual report. The information at and for the years ended December 31, 2017, 2016 and 2015 is derived in part from audited consolidated financial statements that are not included in this annual report.

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Selected Financial Condition Data:
Total Assets	$409,493	$387,114	$359,747	$330,375	$311,580
Total Loans	344,855	321,422	307,295	275,121	264,816
Total Deposits	281,616	274,446	249,561	245,216	227,539
Total Borrowings	66,219	75,737	72,225	50,131	50,234
Total Stockholders' Equity	57,066	32,727	31,898	30,907	30,282
Book Value Per Share	$9.38	N/A	N/A	N/A	N/A
Selected Operating Data:
Interest and Dividend Income	$15,448	$14,264	$12,600	$11,489	$11,293
Interest Expense	3,843	3,145	1,820	1,501	1,069
Net Interest and Dividend Income	11,605	11,119	10,780	9,988	10,224
Provision (Credit) for Loan Losses	100	—	160	40	(60)
Net Interest Income After Provision for Loan Losses	11,505	11,119	10,620	9,948	10,284
Non-Interest Income	1,532	1,550	1,815	1,549	1,616
Non-Interest Expense	13,305	11,357	10,822	10,065	10,342
Income (Loss) Before Income Tax Expense (Benefit)	(268)	1,312	1,613	1,432	1,558
Income Tax Expense (Benefit)	(189)	232	701	430	479
Net (Loss) Income	$(79)	$1,080	$912	$1,002	$1,079

Share Data:
Average Shares Outstanding, Basic	2,694,561	N/A	N/A	N/A	N/A
Average Shares Outstanding, Diluted	2,694,561	N/A	N/A	N/A	N/A
Total Shares Outstanding	6,083,500	N/A	N/A	N/A	N/A
Basic Earnings (Loss) Per Share	$(0.03)	N/A	N/A	N/A	N/A
Diluted Earnings (Loss) Per share	$(0.03)	N/A	N/A	N/A	N/A

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on Average Assets (1)	(0.02)%	0.29%	0.26%	0.32%	0.36%
Return on Average Equity (2)	(0.16)%	3.38%	2.88%	3.24%	3.62%
Interest Rate Spread (3)	2.74%	2.88%	3.07%	3.16%	3.39%
Net Interest Margin (4)	3.00%	3.06%	3.22%	3.31%	3.48%
Non-Interest Expenses to Average Assets	3.33%	3.03%	3.13%	3.23%	3.41%
Efficiency Ratio (5)	101.28%	89.64%	85.92%	87.24%	87.36%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	126.31%	121.36%	127.79%	130.09%	125.16%
Average Equity to Average Assets (6)	12.16%	8.53%	9.16%	9.91%	9.84%

Capital Ratios (First Seacoast Bank Only):
Total Capital to Risk-Weighted Assets	18.52%	14.41%	14.54%	15.54%	15.88%
Tier 1 Capital to Risk-Weighted Assets	17.41%	13.27%	13.35%	14.29%	14.63%
Common Equity Tier 1 Capital to Risk-Weighted Assets	17.41%	13.27%	13.35%	14.29%	14.63%
Tier 1 Capital to Average Assets	11.41%	8.68%	9.01%	9.77%	9.83%

Asset Quality Ratios:
Allowance for Loan Losses as a Percent of Total Loans	0.83%	0.87%	0.91%	0.97%	1.03%
Allowance for Loan Losses as a Percent of Non-Performing Loans	270.72%	4,126.47%	233.08%	2,847.87%	787.03%
Net (Charge-Offs) to Average Outstanding Loans During the Period	(0.01)%	—	(0.01)%	(0.04)%	—
Non-Performing Loans as a Percent of Total Loans	0.31%	0.02%	0.39%	0.03%	0.13%
Non-Performing Loans as a Percent of Total Assets	0.26%	0.02%	0.33%	0.03%	0.11%
Non-Performing Assets as a Percent of Total Assets	0.26%	0.02%	0.33%	0.06%	0.11%

Other Data:
Number of Offices	5	5	5	5	5
Number of Full-Time Equivalent Employees	80	73	66	69	67

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	Represents net interest income divided by average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest and dividend income and non-interest income.
(6)	Represents average equity divided by average total assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations.  The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. Certain prior year amounts have been reclassified to conform to the current year presentation.  You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank, in one- to four-family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans.  In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans, and we intend to continue that focus after the reorganization and offering.

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire, and one full-service banking office in Rockingham County, New Hampshire. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

COVID-19 Pandemic. In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Business Strategy

We believe we enjoy a strong, positive reputation among our customers and in our market area. We believe our 2019 name change to “First Seacoast Bank” will enhance our brand and market visibility and associate us by name with the market area and communities we serve.  As a community-oriented financial institution, we focus on serving the financial needs of local individuals and businesses by executing a safe and sound, service-oriented business strategy that seeks to produce earnings that increase over time and can be reinvested in our business and communities.

Our current business strategy consists of the following:

•

Grow our balance sheet, leverage existing infrastructure and improve profitability and operating efficiency. Given our existing infrastructure and capabilities, we believe we are well-positioned to grow without a proportional increase in overhead expense or operating risk. In recent years, we have assembled an experienced management team and selectively hired lending, business development and support staff.  Our operations benefit from established marketing, information technology and audit and compliance departments. Additionally, we have invested in Internet banking capabilities and introduced a mobile banking application. We have also continued to invest in our existing branch office network and have renovated all branch offices within the past five years. This investment in infrastructure is reflected in our efficiency ratio of 101.28% for the year ended December 31, 2019. The stock offering provided us with funds to increase our lending and investment on a managed basis, which we expect will increase our earnings and improve our operating efficiency.

•

Grow our loan portfolio and increase commercial real estate and commercial and industrial lending. Historically, our principal business activity has been the origination of one- to four-family residential mortgage loans. In recent years we have sought to supplement these originations by focusing on originating higher yielding commercial real estate loans (including owner-occupied and non-owner-occupied commercial real estate and multi-family loans), construction loans, commercial and industrial loans and home equity loans and lines of credit. We intend to remain as a residential mortgage lender in our market area while increasing our focus on originating commercial real estate and commercial and industrial loans. The capital we raised in the offering increased our legal lending limits, which enables us to originate larger loans for our portfolio to new and existing customers and reduced our need to participate with other lenders to originate larger loans.

•

Maintain strong asset quality and manage credit risk. Strong asset quality is a key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years.  Our ratio of nonperforming assets to total assets was 0.26%, 0.02%, 0.33%, 0.06% and 0.11% at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.  We attribute this historical credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria and active credit monitoring policies and procedures.

•

Increase core deposits and reduce reliance on higher cost borrowings. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest-bearing demand deposits, represent a low-cost, stable source of funds. Core deposits were 78.33% of our total deposits at December 31, 2019. However, we also have to rely on higher cost Federal Home Loan Bank borrowings as a supplemental funding source as indicated by our high loan-to-deposit ratio.  At December 31, 2019, our ratio of net loans to deposits was 121.4%, and our Federal Home Loan Bank borrowings totaled $66.2 million. We used a portion of the net offering proceeds to repay our Federal Home Loan Bank borrowings, which we were able to do without incurring prepayment penalties. Additionally, we continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.

•

Grow organically and through opportunistic acquisitions or de novo branching. Our primary intention is to grow our balance sheet organically, and the capital we raised in the offering which enabled us to increase our lending and investment capacity. As a local independent bank, we believe we will have opportunities to gain market share from customer fallout resulting from the consolidation of competing financial institutions in our market area into larger, out-of-market acquirers. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices and the capital raised in the offering will help us fund any such opportunities that may arise.  We have no current plans or intentions regarding any such expansion plans.

These strategies were developed to guide our investment of the net proceeds of our initial stock offering. We intend to continue to pursue this business strategy, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Notes 2 and 16, respectively, to our consolidated financial statements beginning on page 45 of this annual report.

Emerging Growth Company Status

Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion (adjusted for inflation) during its most recently completed fiscal year qualifies as an “emerging growth company.” First Seacoast Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation; however, First Seacoast Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The extended transition period is generally one year, although it may vary for any particular accounting pronouncement. The current expected credit losses accounting standard (CECL) carries an extended transition period of two years. We have opted to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more (adjusted for inflation); (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets were $409.5 million as of December 31, 2019, an increase of $22.4 million, or 5.8%, when compared to total assets of $387.1 million at December 31, 2018. The increase was due primarily to an increase in net loans and securities available-for-sale, offset by a decrease in interest bearing time deposits with other banks.

Cash and Due From Banks. Cash and due from banks decreased $1.9 million, or 31.9%, to $4.0 million at December 31, 2019 from $5.9 million at December 31, 2018. This decrease was primarily due to increases in net loans and securities available-for-sale and a decrease in advances from Federal Home Loan Bank, offset by a net increase in deposits.

Available-for-Sale Securities. Available-for-sale securities increased by approximately $5.3 million, or 13.5%, to $44.8 million at December 31, 2019 from $39.4 million at December 31, 2018. This increase was due to 2019 purchases totaling $23.4 million and a $1.4 million increase in net unrealized holding gains and losses within the portfolio, offset by proceeds from principal repayments, maturities, calls and sales totaling $19.4 million.

Net Loans. Net loans increased $23.4 million, or 7.3%, to $342.0 million at December 31, 2019 from $318.6 million at December 31, 2018. During the year ended December 31, 2019, we originated $120.1 million of loans, including $56.9 million of one- to four-family residential mortgages, $15.7 million of commercial real estate mortgages, $30.2 million of acquisition, development and land loans, $9.2 million of commercial and industrial loans, $5.2 million of consumer loans and home equity loans and lines of credit and $2.9 million of multi-family loans. During the year ended December 31, 2019, we had $96.8 million in loan principal repayments.

The largest increases in our loan portfolio were in the one- to four-family residential mortgage and commercial real estate mortgage loan portfolios. The increase in these loan portfolios reflects our strategy to grow the balance sheet through originations of one- to four-family residential mortgage loans while also diversifying into higher yielding adjustable-rate commercial real estate loans to improve net margins and manage interest rate risk. We continue to sell selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

One- to four-family residential mortgage loans increased $11.6 million, or 5.7%, to $213.3 million at December 31, 2019 from $201.8 million at December 31, 2018. Commercial real estate mortgage loans increased $6.3 million, or 9.9%, to $70.2 million at December 31, 2019 from $63.9 million at December 31, 2018. Acquisition, development and land loans increased $3.3 million, or 20.9%, to $18.8 million at December 31, 2019 from $15.6 million at December 31, 2018. Commercial and industrial loans increased $2.7 million, or 12.2%, to $24.7 million at December 31, 2019 from $22.0 million at December 31, 2018. Home equity loans and lines of credit decreased $1.0 million, or 9.2%, to $10.1 million at December 31, 2019 from $11.2 million at December 31, 2018. Multi-family loans decreased $40,000, or 0.8%, to $4.9 million at December 31, 2019 from $4.9 million at December 31, 2018. Consumer loans increased by $457,000, or 35.3%, to $1.8 million at December 31, 2019 from $1.3 million at December 31, 2018.

Deposits. Deposits increased $7.2 million, or 2.6%, to $281.6 million at December 31, 2019 from $274.4 million at December 31, 2018 primarily as a result of an increase in commercial deposits. Core deposits (defined as all deposits other than time deposits) increased $8.8 million, or 4.1%, to $220.6 million at December 31, 2019 from $211.8 million at

December 31, 2018. The increase in core deposits was due to an increase in NOW accounts and demand deposits of $5.4 million and an increase in money market deposits of $4.7 million, offset by decreases in regular and other savings deposits of $1.3 million and $676,000 in non-interest bearing accounts. Certificates of deposit decreased $1.6 million, or 2.6%, to $61.0 million at December 31, 2019 from $62.6 million at December 31, 2018. There were no brokered deposits included in certificates of deposit at December 31, 2019 and 2018.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased $9.5 million, or 12.6%, to $66.2 million at December 31, 2019 from $75.7 million at December 31, 2018. The decrease in advances from Federal Home Loan Bank was primarily the result of our use of funds received from the stock offering to pay down advances.

Total Stockholders’ Equity. Total stockholders’ equity increased $24.3 million, or 74.4%, to $57.1 million at December 31, 2019 from $32.7 million at December 31, 2018. This increase was due primarily to $25.1 million in funds received from the stock offering and other comprehensive income of $986,000 related to net changes in unrealized holding gains/losses in the available-for-sale securities portfolio offset by a net operating loss of $79,000 for the year ended December 31, 2019 and $2.4 million for the purchase of 238,473 shares of common stock by the Employee Stock Option Plan (“ESOP”).

Nonperforming Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

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

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Interest received on non-accrual loans generally is applied against principal or applied to interest on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for at least six consecutive months and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans were $1.1 million and $68,000, or 0.31% and 0.02% of total loans, at December 31, 2019 and December 31, 2018, respectively. The increase in nonperforming loans was primarily due to a SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $1.0 million at December 31, 2019, and is secured by all business assets. The SBA guaranty covers 75% of the loan balance. Although this loan was performing according to its original terms at December 31, 2019, it was considered nonperforming due to the financial condition and prospects of the borrower. At December 31, 2019 and 2018 we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

Net Income. Net loss was $79,000 for the year ended December 31, 2019, compared to net income of $1.1 million for the year ended December 31, 2018, a decrease of $1.2 million or 107.3%. The decrease was related primarily to the $758,000 establishment of, and contribution to, our new charitable foundation, an increase in salaries and employee benefits of $865,000 and an increase in marketing expenses of $521,000, primarily related to expenses incurred for the Bank’s name change and rebranding, partially offset by a $386,000 increase in net interest income after provision for loan losses and a $421,000 decrease in income taxes during the year ended December 31, 2019.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 8.3%, to $15.4 million for the year ended December 31, 2019 from $14.3 million for the year ended December 31, 2018. This increase was due to a $972,000, or 7.5%, increase in interest and fees on loans,  primarily due to an increase of $18.3 million in the average balance of the loan portfolio to $333.1 million for the year ended December 31, 2019 from $314.8 million for the year ended December 31, 2018, and a $212,000 increase in interest and dividend income on investments, or 16.6%, to $1.5 million for the year ended December 31, 2019 from $1.3 million for the year ended December 31, 2018. The weighted average yield for the loan portfolio increased to 4.19% for the year ended December 31, 2019 from 4.13% for the year ended December 31, 2018. The weighted average yield for the investment portfolio increased to 2.72% for the year ended December 31, 2019 from 2.55% for the year ended December 31, 2018.

Average interest-earning assets increased $24.1 million to $387.3 million for the year ended December 31, 2019 from $363.2 million for the year ended December 31, 2018. The yield on interest earning-assets increased 6 basis points to 3.99% for the year ended December 31, 2019 from 3.93% for the year ended December 31, 2018.

Interest Expense. Total interest expense increased $698,000, or 22.2%, to $3.8 million for the year ended December 31, 2019 from $3.1 million for the year ended December 31, 2018. Interest expense on deposit accounts increased $566,000, or 33.4%, to $2.3 million for the year ended December 31, 2019 from $1.7 million for the year ended December 31, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits to $238.1 million for the year ended December 31, 2019 from $224.3 million for the year ended December 31, 2018, representing an increase of $13.8 million, or 6.15%, and an increase in the weighted average rate paid on deposits to 0.95% for the year ended December 31, 2019 from 0.75% for the year ended December 31, 2018.

Interest expense on Federal Home Loan Bank advances increased $132,000, or 9.1%, to $1.6 million for the year ended December 31, 2019 from $1.5 million for the year ended December 31, 2018. The average balance decreased $6.2 million, or 8.46%, to $66.8 million for the year ended December 31, 2019 from $73.0 million for the year ended December 31, 2018. The decrease in the average balance of Federal Home Loan Bank advances is due primarily to the use of funds received in the stock offering to paydown advances. The weighted average rate of borrowings increased to 2.37% for the year ended December 31, 2019 from 1.99% for the year ended December 31, 2018.

Net Interest and Dividend Income. Net interest income increased $486,000, or 4.4%, to $11.6 million for the year ended December 31, 2019 from $11.1 million for the year ended December 31, 2018. This increase was due to an increase in the balance of interest-earning assets during the year ended December 31, 2019, partially offset by a decrease in the interest rate spread to 2.74% for the year ended December 31, 2019 from 2.88% for the year ended December 31, 2018 and a decrease in the net interest margin to 3.00% for the year ended December 31, 2019 from 3.06% for the year ended December 31, 2018. The decrease in the interest rate spread and the net interest margin was primarily due to the increase in the average balance of our interest-bearing liabilities to $306.6 million for the year ended December 31, 2019 from $299.3 million for the year ended December 31, 2018 and an increase in the weighted average rate paid on interest-bearing liabilities to 1.25% for the year ended December 31, 2019 from 1.05% for the year ended December 31, 2018. This decrease was partially offset by an increase in the average balances and yields on interest-bearing assets.

Provision for Loan Losses. Based upon management’s analysis of the allowance for loan losses, we recorded a $100,000 provision for loan losses for the year ended December 31, 2019 compared to $0 for the year ended December 31, 2018. The increase in the provision for loan losses for the year ended December 31, 2019 was primarily due to an increase in non-accrual loans to $1.1 million at December 31, 2019 from $68,000 at December 31, 2018 and the growth of the loan portfolio during 2019.

Non-Interest Income. Non-interest income decreased $18,000, or 1.2%, to $1.5 million for the year ended December 31, 2019 compared to $1.6 million for the year ended December 31, 2018. The decrease in non-interest income during the year ended December 31, 2019 was due to a $90,000 decrease in loan servicing fee income (loss), primarily reflecting a decrease in the fair value of our mortgage servicing intangible asset during the year ended December 31, 2019, and a $26,000 decrease in customer service fees, partially offset by increases of $56,000 in gain on sale of loans and $50,000 in securities gains (losses), net for the year ended December 31, 2019.

Non-Interest Expense. Non-interest expense increased $1.9 million, or 17.2%, to $13.3 million for the year ended December 31, 2019 from $11.4 million for the year ended December 31, 2018. The largest increase was related to the $758,000 one-time contribution to our new charitable foundation. Additionally, salaries and employee benefits increased $865,000, or 13.5%, and marketing expenses, consisting primarily of nonrecurring marketing expenses related to the Bank’s name change and rebranding efforts increased $521,000, or 95.1%, partially offset by decreases of $165,000, or 69.3%, in deposit insurance premiums and $272,000, or 25.4%, in data processing costs. The increase in salaries and employee benefits during year ended December 31, 2019 was due to filling vacant positions, normal salary increases and the compensation expense recognized in connection with the ESOP.

Income Taxes. An income tax benefit of $189,000 was recorded for the year ended December 31, 2019 compared to a provision of $232,000 for the year ended December 31, 2018. The benefit recognized during the year ended December 31, 2019 resulted primarily from the tax benefit recognized for the $758,000 contribution to the charitable foundation. Our effective tax rates for 2019 and 2018 are less than statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities, as well as the impact of a state tax credit and a state net operating loss carryforward.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs and certain other information at the date and for the years indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.  Loan balances exclude loans held for sale.

	For the Year Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$333,106	$13,960	4.19%	$314,788	$12,988	4.13%	$291,218	$11,666	4.01%
Securities	42,386	1,151	2.72%	34,405	877	2.55%	31,481	687	2.18%
Other	11,773	337	2.86%	14,021	399	2.85%	12,070	247	2.05%
Total interest-earning assets	387,265	15,448	3.99%	363,214	14,264	3.93%	334,769	12,600	3.76%
Non-interest-earning assets	11,901			11,592			11,190
Total assets	$399,166			$374,806			$345,959
Interest-bearing liabilities:
NOW and demand deposits	$69,713	$115	0.16%	$69,632	$91	0.13%	$71,250	$85	0.12%
Money market deposits	61,468	845	1.37%	56,012	699	1.25%	42,693	316	0.74%
Savings accounts	40,315	40	0.10%	41,553	38	0.09%	40,546	38	0.09%
Certificates of deposit	66,623	1,259	1.89%	57,127	865	1.51%	55,948	721	1.29%
Total interest-bearing deposits	238,119	2,259	0.95%	224,324	1,693	0.75%	210,437	1,160	0.55%
Borrowings	66,820	1,584	2.37%	72,996	1,452	1.99%	59,574	660	1.11%
Other	1,659	—	—	1,971	—	—	1,662	—	—
Total interest-bearing liabilities	306,598	3,843	1.25%	299,291	3,145	1.05%	271,673	1,820	0.67%
Non-interest-bearing deposits	37,918			39,820			38,720
Other noninterest-bearing liabilities	6,130			3,729			3,886
Total liabilities	350,646			342,840			314,279
Total equity	48,520			31,966			31,680
Total liabilities and equity	$399,166			$374,806			$345,959
Net interest income		$11,605			$11,119			$10,780
Net interest rate spread (1)			2.74%			2.88%			3.09%
Net interest-earning assets (2)	$80,667			$63,923			$63,096
Net interest margin (3)			3.00%			3.06%			3.22%
Average interest-earning assets to interest-bearing liabilities	126.31%			121.36%			123.22%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$765	$207	$972	$965	$357	$1,322
Securities	214	60	274	68	122	190
Other	(64)	2	(62)	44	108	152
Total interest-earning assets	915	269	1,184	1,077	587	1,664
Interest-bearing liabilities:
Savings, NOW and money market accounts	—	24	24	(2)	8	6
Money market deposits	71	75	146	120	263	383
Retail and commercial savings deposits	(1)	3	2	1	(1)	—
Certificates of deposit	158	236	394	15	129	144
Total interest-bearing deposits	228	338	566	134	399	533
Borrowings	(130)	262	132	175	617	792
Total interest-bearing liabilities	98	600	698	309	1,016	1,325
Change in net interest income	$817	$(331)	$486	$768	$(429)	$339

Management of Market Risk

General.   Most of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the board of directors established a management-level Asset/Liability Management Committee (the “ALCO”), which takes responsibility for overseeing the asset/liability management process and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as December 31, 2019 and December 31, 2018.  All estimated changes presented in the table are within the policy limits approved by the board of directors.

As of December 31, 2019:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$35,312	$15,993	(31.2)%	10.0%	$(256)
300 bp	39,691	11,614	(22.6)	10.9	(172)
200 bp	44,096	7,209	(14.1)	11.6	(95)
100 bp	48,473	2,832	(5.5)	12.3	(27)
0	51,305	—	—	12.6	—
(100) bp	49,386	1,919	(3.7)	11.8	(78)

As of December 31, 2018:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$25,991	$13,510	(34.2)%	7.9%	$(257)
300 bp	29,518	9,983	(25.3)	8.7	(179)
200 bp	33,037	6,464	(16.4)	9.4	(108)
100 bp	36,639	2,862	(7.2)	10.1	(42)
0	39,501	—	—	10.5	—
(100) bp	40,789	(1,288)	3.3	10.5	—
(200) bp	36,747	2,754	(7.0)	9.2	(124)

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

Economic Value of Equity.   Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of December 31, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the bank would experience a 14.1% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 3.7% decrease in the economic value of equity.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Federal Savings Bank—Management of Market Risk.”

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At December 31, 2019, we had $66.2 million outstanding in advances from the Federal Home Loan Bank and the ability to borrow an additional $81.7 million. Additionally, at December 31, 2019, we had an overnight line of credit with the Federal Home Loan Bank for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At December 31, 2019, there were no outstanding balances under any of these additional credit facilities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided (used) by operating activities was $1.1 million and $(672,000) for the year ended December 31, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities, the sale of securities and pay downs on securities, was $23.1 million and $27.3 million for the year ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and Federal Home Loan Bank advances, was $20.2 million and $28.2 million for the year ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities for the year ended December 31, 2019 included $25.1 million of net proceeds from the sale of common stock.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank advances, as well as brokered certificates of deposit as needed, to fund loan growth. The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity was adversely affected and could continue to be adversely affected in the future.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At December 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $10.0 million.

At December 31, 2019, First Seacoast Bank exceeded all of its regulatory capital requirements. See Note 15 of the notes to our consolidated financial statements of this annual report. Management is not aware of any conditions or events that would change our category.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 15 of the notes to our consolidated financial statements of this annual report.

Recent Accounting Developments

For a discussion of the impact of recent accounting pronouncements, see Note 3 of the notes to our consolidated financial statements of this annual report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8.	Financial Statements and Supplementary Data

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$4,009	$5,889
Interest bearing time deposits with other banks	2,735	6,461
Securities available-for-sale, at fair value	44,785	39,443
Federal Home Loan Bank stock	2,971	3,718
Total Loans	344,855	321,422
Less allowance for loan losses	(2,875)	(2,806)
Net loans	341,980	318,616
Land, building and equipment, net	5,338	5,581
Bank-owned life insurance	4,267	4,156
Accrued interest receivable	1,235	1,164
Other assets	2,173	2,086
Total assets	$409,493	$387,114
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$41,586	$42,262
Interest bearing deposits	240,030	232,184
Total deposits	281,616	274,446
Advances from Federal Home Loan Bank	66,219	75,737
Mortgagors’ tax escrow	586	761
Deferred compensation liability	1,607	1,547
Other liabilities	2,399	1,896
Total liabilities	352,427	354,387
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 and -0- shares authorized as of December 31, 2019 and December 31, 2018, respectively; none issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common Stock, $.01 par value, 90,000,000 and -0- shares authorized as of December 31, 2019 and December 31, 2018, respectively; 6,083,500 and -0- shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	61	—
Additional paid-in capital	25,636	—
Equity capital	33,113	33,192
Accumulated other comprehensive income (loss)	521	(465)
Unearned compensation - ESOP 226,549 and -0- shares unallocated at December 31, 2019 and December 31, 2018, respectively	(2,265)	—
Total stockholders' equity	57,066	32,727
Total liabilities and stockholders' equity	$409,493	$387,114

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017
Interest and dividend income:
Interest and fees on loans	$13,960	$12,988	$11,666
Interest on debt securities:
Taxable	683	770	484
Non-taxable	613	289	326
Total interest on debt securities	1,296	1,059	810
Dividends	192	217	124
Total interest and dividend income	15,448	14,264	12,600
Interest expense:
Interest on deposits	2,259	1,693	1,160
Interest on Federal Home Loan Bank advances	1,584	1,452	660
Total interest expense	3,843	3,145	1,820
Net interest and dividend income	11,605	11,119	10,780
Provision for loan losses	100	—	160
Net interest income after provision for loan losses	11,505	11,119	10,620
Non-interest income:
Customer service fees	996	1,022	957
Gain on sale of loans	88	32	82
Securities gains (losses), net	49	(1)	178
Income from bank-owned life insurance	111	119	115
Loan servicing fee income	41	131	232
Investment services fees	193	200	146
Other income	54	47	105
Total non-interest income	1,532	1,550	1,815
Non-interest expense:
Salaries and employee benefits	7,289	6,424	6,113
Director compensation	294	245	226
Occupancy expense	655	705	706
Equipment expense	528	540	560
Marketing	1,069	548	477
Data processing	797	1,069	958
Deposit insurance fees	73	238	195
Professional fees and assessments	637	539	506
Debit card fees	156	164	151
Employee travel and education expenses	238	229	223
Charitable Foundation expense	758	—	—
Other expense	811	656	707
Total non-interest expense	13,305	11,357	10,822
(Loss) income before income tax (benefit) expense	(268)	1,312	1,613
Income tax (benefit) expense	(189)	232	701
Net (loss) income	$(79)	$1,080	$912
Earnings (loss) per share:
Basic	$(0.03)	N/A	N/A
Diluted	$(0.03)	N/A	N/A
Weighted Average Shares:
Basic	2,694,561	N/A	N/A
Diluted	2,694,561	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net (loss) income	$(79)	$1,080	$912
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period net of income taxes of $355, $(129), and $56 in 2019, 2018 and 2017, respectively	947	(347)	86
Reclassification adjustment for gains and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $15, $36 and $(4) in 2019, 2018 and 2017, respectively	39	96	(7)
Other comprehensive income (loss)	986	(251)	79
Comprehensive income	$907	$829	$991

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total Equity Capital
Balance December 31, 2016	—	$—	$—	$31,164	$(257)	$—	$30,907
Net income	—	—	—	912	—	—	912
Tax rate change reclassification	—	—	—	36	(36)	—	—
Other comprehensive loss	—	—	—	—	79	—	79
Balance December 31, 2017	—	$—	$—	$32,112	$(214)	$—	$31,898

Balance December 31, 2017	—	$—	$—	$32,112	$(214)	$—	$31,898
Net income	—	—	—	1,080	—	—	1,080
Other comprehensive loss	—	—	—	—	(251)	—	(251)
Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$32,727

Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$32,727
Net loss	—	—	—	(79)	—	—	(79)
Other comprehensive income	—	—	—	—	986	—	986
Issuance of 3,345,925 shares to the mutual holding company	3,345,925	33	—	—	—	—	33
Issuance of 2,676,740 shares in the initial public offering, net of expenses of $1,568	2,676,740	27	25,039	—	—	—	25,066
Issuance and contribution of 60,835 shares to the First Seacoast Community Foundation, Inc.	60,835	1	608	—	—	—	609
Purchase of 238,473 shares of common stock by the ESOP	—	—	—	—	—	(2,385)	(2,385)
ESOP shares earned - 11,924 shares	—	—	(11)	—	—	120	109
Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$(2,265)	$57,066

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(79)	$1,080	$912
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
ESOP expense	109	—	—
Depreciation	528	539	560
Net amortization of bond premium	103	131	166
Contribution of stock to charitable foundation	609	—	—
Provision for loan losses	100	—	160
Gain on sale of loans	(88)	(32)	(82)
Securities (gains) losses, net	(49)	1	(178)
Loss on disposal of property and equipment	3	—	—
Proceeds from loans held for sale	7,911	5,661	7,257
Origination of loans held for sale	(7,823)	(5,629)	(7,175)
Increase in bank-owned life insurance	(111)	(119)	(115)
Increase in deferred fees on loans	(190)	(80)	(84)
Deferred tax benefit	(315)	(11)	326
Increase in accrued interest receivable	(71)	(86)	(156)
Decrease (increase) in other assets	(141)	(475)	(92)
Increase (decrease) in deferred compensation liability	60	(240)	288
Increase (decrease) in other liabilities	503	(1,412)	1,637
Gain on the sale of repossessed assets	—	—	(61)
Net cash provided (used) by operating activities	1,059	(672)	3,363
Cash flows from investing activities:
Proceeds from sales and maturities of securities available-for-sale	19,364	1,926	27,712
Purchase of securities available-for-sale	(23,405)	(12,953)	(24,194)
Purchase of property and equipment	(288)	(177)	(1,397)
Purchase of loans	—	—	(10,947)
Loan originations and principal collections, net	(23,295)	(14,044)	(21,242)
Recoveries of loans previously charged off	21	—	—
Proceeds from sales of other real estate owned	—	—	217
Net redemption (purchase) of Federal Home Loan Bank stock	747	(539)	(842)
Proceeds from sales of interest bearing time deposits with other banks	3,726	—	—
Purchase of interest bearing time deposits with other banks	—	(1,492)	(1,243)
Net cash used by investing activities	(23,130)	(27,279)	(31,936)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	8,771	17,728	5,703
Net increase in certificates of deposit	(1,601)	7,157	(1,358)
(Decrease) Increase in mortgagors’ escrow accounts	(175)	(207)	17
Proceeds from sale of common stock, net	25,099	—	—
Common stock purchased by ESOP	(2,385)	—	—
Proceeds from short-term FHLB advances	216,752	85,475	51,500
Proceeds from long-term FHLB advances	19,050	—	10,262
Payments on short-term FHLB advances	(245,320)	(63,500)	(33,800)
Payments on long-term FHLB advances	—	(12,000)	(6,000)
Decrease in repurchase agreements	—	(6,463)	132
Net cash provided by financing activities	20,191	28,190	26,456
Net change in cash and cash equivalents	(1,880)	239	(2,117)
Cash and cash equivalents at beginning of period	5,889	5,650	7,767
Cash and cash equivalents at end of period	$4,009	$5,889	$5,650

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$3,859	$3,102	$1,799
Cash paid for income taxes	85	—	603
Noncash transactions:
Loans transferred to other real estate owned	—	—	66
Noncash activities:
Effect of change in fair value of investments available for sale:
Investment securities available-for-sale	1,354	(345)	131
Deferred taxes	(368)	94	(52)
Other comprehensive income (loss)	986	(251)	79
Tax rate change reclassification	—	—	36

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP

Notes to consolidated Financial Statements

1.	The Company

The accompanying consolidated financial statements include the accounts of First Seacoast Bancorp (the “Company”), its wholly-owned subsidiary, First Seacoast Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure

The Company is the federally-chartered holding company for the Bank (formerly named Federal Savings Bank). Effective July 16, 2019, pursuant to a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan (the “Plan of Reorganization”), the Bank reorganized into the mutual holding company structure and the Company completed a concurrent stock offering (collectively, the “Reorganization:”). In the stock offering, the Company sold a total of 2,676,740 shares of common stock, which included 238,473 shares sold to the First Seacoast Bank Employee Stock Ownership Plan (the “ESOP”), at a price of $10.00 per share. In addition, as part of the Reorganization, the Company issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC (the “MHC”), the Bank’s parent mutual holding company, and 60,835 shares of common stock and $150,000 in cash to First Seacoast Community Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the reorganization and dedicated to supporting charitable organizations operating in the Bank’s local community. The Company’s common stock began trading on the NASDAQ Capital Market under the symbol “FSEA” on July 17, 2019. Pursuant to the Plan of Reorganization, the Bank adopted an employee stock ownership plan (“ESOP”), which purchased 238,473 shares of common stock in the stock offering with the proceeds of a loan from the Company. As a result of the Reorganization, a total of 6,083,500 shares of common stock of the Company are issued and outstanding, of which 55% are issued to the MHC, 44% were sold to the Bank’s eligible members, the ESOP, and certain other persons in the stock offering and 1% were contributed to the Foundation. Expenses incurred related to the offering were $1.6 million and were deducted from the stock offering proceeds. The Bank offers a full range of banking and wealth management services to its customers. Banking services, the Company’s only reportable operating segment, is managed as a single strategic unit.

The Bank focuses on four core services that center around customer needs. The core services include residential lending, commercial banking, personal banking and wealth management. The Bank offers a full range of commercial and consumer banking services through its network of five full-service branch locations.

The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit and Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC regulations.

Investment management services are offered at the Company’s full-service wealth management office in Dover, NH. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the accompanying balance sheets.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Consolidated Statements of Cash Flows

For the purpose of reporting cash flows, cash includes cash and due from banks with original maturities of 90 days or less.

Reclassifications

Certain amounts in the prior year’s financial statements may have been reclassified to conform with the current year’s presentation.

Securities Available for Sale

Available-for-sale securities consist of debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  These assets are carried at fair value.  Unrealized holding gains and losses for these assets, net of related deferred income taxes, are recorded in and reported as accumulated other comprehensive income (loss) within stockholders’ equity.  For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive loss.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method. Discounts are recognized over the period to maturity. Premiums are recognized over the period to call, if applicable. Otherwise, premiums are recognized over the period to maturity.

Interest Bearing Time Deposits With Other Banks

The Company maintains certificates of deposit with other banks and credit unions, which are fully insured by the FDIC or National Credit Union Administration (NCUA) at December 31, 2019 and 2018.  These balances are carried at cost and the certificates carry terms of up to four years.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold to the FHLB based on its current redemption policies. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Based on the most recent analysis of the FHLB, as of December 31, 2019, management deems its investment in FHLB stock to not be other-than-temporarily-impaired.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, net deferred loan origination fees/costs on originated loans or unamortized premiums or discounts on purchased loans.  Interest income is accrued on the unpaid principal balance.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due or determined to be impaired, if earlier.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual if collection of principal or interest is considered doubtful.  All interest accrued but not collected for such loans is reversed against interest income.  For payments received on such loans, the interest is accounted for on the cash-basis or recorded as a reduction to loan principal if recovery is not assured, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

Loan Origination Fees and Costs

Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans.  The unamortized net deferred fees and costs are included on the consolidated balance sheets with the related loan balances.  The amount charged or credited to income is included with the related interest income.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: commercial real estate, multifamily, commercial and industrial, acquisition, development and land, one to four family residential, home equity loans and lines of credit and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; credit quality trends; portfolio growth trends and concentrations; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the policies or methodology pertaining to the general component of the allowance for loan losses during both of the years ended December 31, 2019 and 2018.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Commercial real estate loans – Loans in this segment are primarily income-producing properties throughout the Bank’s market area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management generally obtains rent rolls annually and continually monitors the cash flows of these borrowers.

Multifamily loans – Loans in this segment are primarily income-producing properties throughout the Bank’s market area. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

Commercial and Industrial loans – Loans in this segment are made to businesses and are generally secured by assets of the business or real estate. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

Acquisition, Development and Land loans – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale and/or lease up of the property. Credit risk is affected by cost overruns, time to sell at an adequate price and market conditions.

One to Four Family Residential loans – The Bank generally does not originate or purchase loans with a loan-to-value ratio greater than 80% and does not originate subprime loans, which are those loans to borrowers with a Fair Isaac Corporation (FICO) credit score of less than 660. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is primarily dependent on the credit quality of the individual borrower and secondarily, liquidation of the collateral. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Home Equity Loans and Lines of Credit – All loans in this segment are typically collateralized by a subordinate lien position on owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

Consumer – Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit, overdraft protection and consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

Allocated Component:

The allocated component relates to loans that are classified as impaired. The Bank assesses non-accrual loans and certain loans rated substandard or worse for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired and therefore are subject to a specific review for impairment.  There were no TDRs at December 31, 2019, 2018 and 2017.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, impairment on TDRs is measured using the discounted cash flow method by discounting expected cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. Loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. Generally, all other impaired loans are collateral dependent and impairment is measured through the collateral method. All loans on non-accrual status are considered to be impaired. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At both December 31, 2019 and 2018, the reserve for unfunded loan commitments was $18,000. The related provision for off-balance sheet credit losses is included in non-interest expense in the consolidated statement of income.

Land, Building and Equipment

Land is stated at cost. Building and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets or the lease term for leasehold improvements unless renewal is reasonably assured.  Maintenance and repair costs are included in operating expenses while major expenditures for improvements are capitalized and depreciated.  The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are generally not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of Tier one capital and the total cash surrender value of life insurance policies is limited to 25% of Tier one capital at the time of purchase.

Transfers and Servicing of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets.

During the normal course of business, the Company may transfer whole loans or a portion of a financial asset, such as a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer will be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

The Company services mortgage loans for others. Loan servicing fee income is reported in the consolidated statements of income as loan servicing fee income. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Mortgage servicing rights (“MSR”) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income.

The Company’s MSR accounted for under the fair value method are carried on the balance sheet at fair value with changes in fair value recorded in loan servicing fee income in the period in which the change occurs. Changes in the fair value of MSR are primarily due to changes in valuation inputs, assumptions and the collection and realization of expected cash flows.

Advertising Expense

Advertising costs are expensed as incurred and recorded within marketing expense.

Defined Contribution Plans

During the year ended December 31, 2019, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits.  In prior years, the Company sponsored two 401(k) defined contribution plans which were combined into one defined contribution plan as of December 31, 2018. The Company also made matching and profit-sharing contributions to eligible participants in accordance with plan(s) provisions.

Defined Benefit Plan

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

The Company’s funding policy is to make an annual contribution determined by the Pentegra DB Plan actuaries that will not be less than the minimum required contribution nor greater than the maximum federal income tax deductible limit.  Contributions are based on the individual employer’s experience.

Supplemental Executive Retirement Plans

The Company maintains nonqualified supplemental executive benefit agreements with certain directors and its current and former Presidents and certain officers.  The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death and for the crediting to a liability account a fixed amount of compensation, which earns interest at a rate determined in the agreement.  The Company recognizes the cost of providing these benefits over the time period the individuals render service through the retirement date. At each measurement date, the aggregate amount accrued equals the then present value of the benefits expected to be provided to the individual in exchange for the individual’s service to that date.

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold, based upon the technical merits of the position.  Estimated interest and penalties, if applicable, related to uncertain tax positions are included as a component of provision for income taxes. The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2019.  The Company has concluded that no uncertain tax positions exist at December 31, 2019.

Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheets. Management then assesses the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent our management believes recovery is not likely, a valuation allowance is established. To the extent that we establish or adjust a valuation allowance in a period, an expense or benefit is recorded within the tax provision in the consolidated statements of income.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale.

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

Risks and Uncertainties

The Bank and the Bank’s defined benefit pension plan, invest in various investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the consolidated balance sheet or statement of income.

3.	Recently Issued and Adopted Accounting Pronouncements

Accounting Standards Adopted in 2019

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2019, there is no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) section 606, “Revenue from Contracts with Customers,” through issuance of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for non-public business entities by one year to annual reporting periods beginning after December 15, 2018.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities, as well as revenue related to our mortgage servicing activities. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of income as components of non-interest income, are as follows:

•

Customer service fees—these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer, debit card transaction or ATM withdrawal). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•

Investment service fees—these represent fees for investment advisory services, which are generally based on the market values of assets under management. Assets under management totaled approximately $49.3 million and $39.1 million at December 31, 2019 and 2018, respectively. Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance and annuity products.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for non-public business entities for fiscal year’s beginning after December 15, 2018. This ASU was adopted on January 1, 2019 and did not materially impact the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2020, the FASB issued ASU 2020-2, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).”  This ASU adds an SEC paragraph pursuant to the issuance of SEC SAB Topic No. 119 to the FASB Codification Topic 326 and updates the SEC section of the Codification for the change in the effective dates of Topic 842.  This ASU primarily details guidance on what SEC staff would expect a registrant to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost.

In January 2020, the FASB issued ASU 2020-1, “Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and T 815 (A Consensus of the Emerging Issues Task Force),” which clarifies the interaction among the accounting standards for equity securities, equity method investments and certain derivatives.  This ASU becomes effective for public entities for fiscal years beginning after December 15, 2020 and all other entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies accounting for income taxes by removing specific technical exceptions. The guidance removes the need for companies to analyze whether (1) the exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses apply in a given period. The amendments in this ASU are effective for non-public business entities for fiscal years ending after December 15, 2021. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842):  Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), leases, and hedging standards.  The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022.  The effective dates for ASU 2016-02, “Leases (Topic 842)” and ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” are deferred to years beginning after December 15, 2020.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for non-public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company chose to adopt this guidance as of December 31, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for nonpublic business entities and clarifying that operating lease receivables are outside the scope of Accounting Standards Codification Topic 326. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. On October 16, 2019 the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Early adoption is permitted. Upon adoption, however, the Company will apply the standard’s provisions as a cumulative effect adjustment to equity capital as of the first reporting period in which the guidance is effective. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

4.	Interest Bearing Time Deposits With Other Banks

At December 31, 2019, the Company’s certificates of deposit mature as follows:

(Dollars in thousands)	December 31, 2019
2020	$—
2021	249
2022	1,739
2023	747
2024	—
$2,735

5.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of December 31, 2019 and 2018:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$9,000	$11	$(14)	$8,997
U.S. Government agency small business administration pools guaranteed by SBA	2,760	—	(20)	2,740
Collateralized mortgage obligations issued by the FHLMC	986	—	(6)	980
Residential mortgage backed securities	3,186	4	(2)	3,188
Municipal bonds	28,138	800	(58)	28,880
	$44,070	$815	$(100)	$44,785

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$24,219	$8	$(500)	$23,727
Residential mortgage backed securities	1,375	—	(48)	1,327
Municipal bonds	14,489	39	(139)	14,389
	$40,083	$47	$(687)	$39,443

The amortized cost and fair values of available-for-sale securities at December 31, 2019 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$8,000	$7,987
Due after five years through ten years	2,840	2,861
Due after ten years	26,298	27,029
Total U.S. Government-sponsored enterprises obligations and municipal bonds	37,138	37,877
U.S. Government agency small business pools guaranteed by SBA	2,760	2,740
Collateralized mortgage obligations issued by the FHLMC	986	980
Residential mortgage-backed securities	3,186	3,188
Total	$44,070	$44,785

Sales proceeds and gross realized gains and losses on available for sale securities were as follows for the years ended December 31:

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Sales proceeds	$7,450	$1,547	$24,969
Gross realized gains	72	6	262
Gross realized losses	(23)	(7)	(84)
Net realized gains (losses)	$49	$(1)	$178

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2019
U.S. Government sponsored enterprises obligations	2	$1,995	$(5)	1	$1,991	$(9)	$3,986	$(14)
U.S. Government agency small business administration pools guaranteed by SBA	2	2,740	(20)	—	—	—	2,740	(20)
Collateralized mortgage obligations issued by the FHLMC	1	980	(6)	—	—	—	980	(6)
Residential mortgage backed securities	1	999	(2)	—	—	—	999	(2)
Municipal bonds	8	4,052	(58)	—	—	—	4,052	(58)
	14	$10,766	$(91)	1	$1,991	$(9)	$12,757	$(100)
December 31, 2018
U.S. Government sponsored enterprises obligations	4	$4,937	$(32)	15	$16,781	$(468)	$21,718	$(500)
Residential mortgage backed securities	1	1,328	(48)	—	—	—	1,328	(48)
Municipal bonds	13	6,013	(62)	9	4,051	(77)	10,064	(139)
	18	$12,278	$(142)	24	$20,832	$(545)	$33,110	$(687)

In evaluating whether the investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values.  In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions.  The Company does not intend to sell investments with unrealized losses and it is more likely than not that the Bank will not be required to sell these investments before recovery of their amortized cost basis.  Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of December 31, 2019.

As of December 31, 2019 and December 31, 2018, there were no holdings that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Bank’s available-for-sale securities.

6.	Loans

The Bank’s lending activities are primarily conducted in and around Dover, New Hampshire and in the areas surrounding its branches.  The Bank grants commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development and land loans, 1–4 family residential loans, home equity loans and lines of credit and consumer loans. Most loans granted by the Bank are collateralized by real estate.  The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

Loans consisted of the following at December 31:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Commercial real estate (CRE)	$70,194	$63,853
Multifamily (MF)	4,888	4,928
Commercial and industrial (C+I)	24,676	21,990
Acquisition, development, and land (ADL)	18,844	15,580
1-4 family residential (RES)	213,322	201,759
Home equity loans and lines of credit (HELOC)	10,123	11,151
Consumer (CON)	1,752	1,295
Total loans	343,799	320,556
Net deferred loan costs	1,056	866
Allowance for loan losses	(2,875)	(2,806)
Total loans, net	$341,980	$318,616

Transactions in the Allowance for loan losses (“ALL”) for the years ended December 31, 2019, 2018 and 2017 by portfolio segment are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2016	$424	$46	$178	$200	$1,312	$249	$24	$244	$2,677
Provision for loan losses	(57)	(15)	(9)	137	317	(179)	(14)	(20)	160
Charge-offs	—	—	—	(34)	—	—	—	—	(34)
Recoveries	—	—	—	—	—	—	1	—	1
Balance, December 31, 2017	367	31	169	303	1,629	70	11	224	2,804

Balance, December 31, 2017	367	31	169	303	1,629	70	11	224	2,804
Provision for loan losses	193	(9)	62	(215)	(36)	(1)	(5)	11	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1	—	2
Balance, December 31, 2018	560	22	232	88	1,593	69	7	235	2,806

Balance, December 31, 2018	560	22	232	88	1,593	69	7	235	2,806
Provision for loan losses	221	1	151	57	(108)	(17)	27	(232)	100
Charge-offs	—	—	(35)	—	—	—	(17)	—	(52)
Recoveries	—	—	2	—	18	—	1	—	21
Balance at December 31, 2019	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875

As of December 31, 2019 and 2018, information about loans and the ALL by portfolio segment are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
December 31, 2019 Loan Balances
Individually evaluated for impairment	$109	$—	$996	$—	$66	$—	$—	$—	$1,171
Collectively evaluated for impairment	70,085	4,888	23,680	18,844	213,256	10,123	1,752	—	342,628
Total	$70,194	$4,888	$24,676	$18,844	$213,322	$10,123	$1,752	$—	$343,799
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	781	23	350	145	1,503	52	18	3	2,875
Total	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875
December 31, 2018 Loan Balances
Individually evaluated for impairment	$244	$—	$1,267	$—	$68	$—	$—	$—	$1,579
Collectively evaluated for impairment	63,609	4,928	20,723	15,580	201,691	11,151	1,295	—	318,977
Total	$63,853	$4,928	$21,990	$15,580	$201,759	$11,151	$1,295	$—	$320,556
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	560	22	232	88	1,593	69	7	235	2,806
Total	$560	$22	$232	$88	$1,593	$69	$7	$235	$2,806

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2019:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
	(Dollars in thousands)
CRE	$—	$—	$—	$—	$70,194	$70,194	$—
MF	—	—	—	—	4,888	4,888	—
C+I	—	—	996	996	23,680	24,676	996
ADL	—	—	—	—	18,844	18,844	—
RES	—	19	66	85	213,237	213,322	66
HELOC	—	—	—	—	10,123	10,123	—
CON	—	—	—	—	1,752	1,752	—
	$—	$19	$1,062	$1,081	$342,718	$343,799	$1,062

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2018:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
	(Dollars in thousands)
CRE	$93	$—	$—	$93	$63,760	$63,853	$—
MF	—	—	—	—	4,928	4,928	—
C+I	—	—	—	—	21,990	21,990	—
ADL	—	—	—	—	15,580	15,580	—
RES	255	—	68	323	201,436	201,759	68
HELOC	100	—	—	100	11,051	11,151	—
CON	—	—	—	—	1,295	1,295	—
	$448	$—	$68	$516	$320,040	$320,556	$68

There were no loans collateralized by residential real estate property in the process of foreclosure at December 31, 2019 and 2018.

The following table provides information on impaired loans as of and for the year ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	996	1,057	—	344	36
ADL	—	—	—	—	—
RES	66	66	—	67	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$1,062	$1,123	$—	$411	$36
December 31, 2018
With no related allowance recorded:
CRE	$—	$—	$—	$112	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	470	—
RES	68	68	—	34	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$68	$68	$—	$616	$3
December 31, 2017
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	1,203	1,203	—	407	36
RES	—	—	—	54	6
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$1,203	$1,203	$—	$461	$42

Credit Quality Information

The Bank utilizes a ten-grade internal loan rating system for its commercial real estate, multifamily, commercial and industrial and acquisition, development and land loans. Residential real estate, home equity loans and line of credit and consumer loans are considered “pass” rated loans until they become delinquent.  Once delinquent, loans can be rated an 8, 9 or 10 as applicable.

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial and industrial, commercial real estate, acquisition, development and land loans and multifamily loans. On a periodic basis, the Bank engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process and overall credit risk administration.

On a quarterly basis, the Bank formally reviews the ratings on all residential real estate and home equity loans if they have become delinquent. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$70,085	$—	$109	$70,194
MF	4,888	—	—	4,888
C+I	22,208	2,166	302	24,676
ADL	18,844	—	—	18,844
RES	213,256	—	66	213,322
HELOC	10,123	—	—	10,123
CON	1,752	—	—	1,752
Total	$341,156	$2,166	$477	$343,799

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$62,873	$736	$244	$63,853
MF	4,928	—	—	4,928
C+I	20,700	23	1,267	21,990
ADL	15,580	—	—	15,580
RES	201,435	256	68	201,759
HELOC	11,151	—	—	11,151
CON	1,295	—	—	1,295
Total	$317,962	$1,015	$1,579	$320,556

Certain directors and executive officers of the Bank and companies in which they have significant ownership interests were customers of the Bank during 2019, 2018 and 2017.  For the year ended December 31, 2019, 2018 and 2017, activity in these loans was as follows:

	December 31,
(Dollars in thousands)	2019	2018	2017
Loans outstanding – beginning of period	$4,483	$4,369	$4,560
Principal payments	(412)	(308)	(424)
Advances	1,160	422	233
Loans outstanding – end of period	$5,231	$4,483	$4,369

7.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of such loans were $49.3 million and $49.2 million at December 31, 2019 and 2018, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 16 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Loan servicing fee income, including late and ancillary fees, was $41,000, $131,000 and $232,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Servicing fee income is recorded in loan servicing fee income in the Bank’s consolidated statements of income.  The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the years ended December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Balance, beginning of year	$479	$473
Net additions	61	47
Change in fair value due to change in assumptions	(143)	(41)
Balance, end of year	$397	$479

Fair value at December 31, 2019 was determined using a discount rate of 9.50%, prepayment speed of 13.08% and a weighted average default rate of 2.48%. Fair value at December 31, 2018 was determined using a discount rate of 9.50%, prepayment speed of 8.58% and a weighted average default rate of 3.00%. Mortgage servicing rights are included in other assets on the accompanying consolidated balance sheet.

8.	Land, Buildings and Equipment

Land, building and equipment consisted of the following at December 31, 2019 and 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Land	$995	$995
Buildings	3,167	3,167
Building & leasehold improvements	3,812	3,786
Furniture, fixtures and equipment	4,094	3,837
	12,068	11,785
Less accumulated depreciation	(6,730)	(6,204)
	$5,338	$5,581

9.	Deposits

Deposits consisted of the following at December 31, 2019 and 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
NOW and demand deposits	$115,024	$109,580
Money market deposits	65,611	60,952
Savings deposits	39,962	41,294
Time deposits of $250,000 and greater	13,481	13,325
Time deposits less than $250,000	47,538	49,295
	$281,616	$274,446

At December 31, 2019, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2020	$48,334
2021	8,140
2022	3,644
2023	462
2024	439
$61,019

There were no brokered deposits included in time deposits at December 31, 2019 and 2018.

10.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB are as follows:

	December 31, 2019
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$44,907	2020	1.77% to 2.19% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
250	2028	0.00% – fixed
$66,219

	December 31, 2018
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$73,475	2019	2.54% to 2.68% – fixed
2,262	2022	0.00% – fixed
$75,737

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $81.7 million and $72.1 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Included in the above advances at December 31, 2019 is a $10.0 million long-term advance, with an interest rate of 1.39%, which is callable by the FHLB on March 5, 2020 and quarterly thereafter, a $3.0 million long-term advance, with an interest rate of 1.69%, which is callable by the FHLB on May 26, 2020, and a $5.0 million long-term advance, with an interest rate of 1.65%, which is callable by the FHLB on October 28, 2020. December 31, 2019 and 2018 borrowings include $3.3 million and $2.3 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, Minority-, or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At December 31, 2019, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million.  Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at December 31, 2019.

11.	Income Taxes

The current and deferred components of income tax expense consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019			December 31, 2018			December 31, 2017
	Federal	State	Total	Federal	State	Total	Federal	State	Total
				(Dollars in thousands)
Current	$(24)	$150	$126	$202	$41	$243	$332	$43	$375
Deferred	(76)	(239)	(315)	(11)	—	(11)	326	—	326
	$(100)	$(89)	$(189)	$191	$41	$232	$658	$43	$701

Total income tax expense is different from the amounts computed by applying the U.S. Federal income tax rates in effect to income before income taxes.  The reasons for these differences are as follows for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
			(Dollars in thousands)
Computed “expected” tax expense	$(56)	(21.0)%	$276	21.0%	$548	34.0%
State tax, net of federal tax benefit	(102)	(38.1)	32	2.5	28	1.8
BOLI income	(23)	(8.6)	(25)	(1.9)	(39)	(2.4)
Valuation allowance	103	38.4	—	—	—	—
Income on tax exempt securities	(120)	(44.8)	—	—	—	—
Other	9	3.4	(51)	(3.9)	(95)	(5.9)
Tax Act expense	—	—	—	—	259	16.0
	$(189)	(70.7)%	$232	17.7%	$701	43.5%

Components of deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$795	$776
Available-for-sale securities	—	174
Deferred compensation agreements	465	422
Contribution carryforward	206	—
State tax credit carryforward	156	—
Other	45	48
Subtotal	1,667	1,420
Less: valuation allowance	(103)	—
Total deferred tax assets	1,564	1,420
Deferred tax liabilities:
Depreciation	(227)	(258)
Available-for-sale securities	(194)	—
Prepaids	(24)	(16)
Deferred loan origination fees	(286)	(236)
Mortgage servicing rights	(107)	(131)
Total deferred tax liabilities	(838)	(641)
Net deferred tax assets, included in other assets	$726	$779

The calculation of the Company’s charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $761,000 of charitable contributions at December 31, 2019.  As of December 31, 2019, it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration.  As a result, a valuation allowance of $103,000 has been provided on this deferred tax asset.  The ultimate realization of this deferred tax asset is dependent upon the generation of future taxable income. The Internal Revenue Federal Tax Code (the “Code”) limits the charitable contribution deduction in any one year to 10% of taxable income, computed without regard to charitable contributions, certain special deductions, net operating loss carry backs and capital loss carry backs.  However, the Code allows a corporation to carry forward the excess charitable contributions to each of the five immediately succeeding years, subject to a 10% limitation in each of those years.  Thus, the Company would have six years in which to utilize the December 31, 2019 charitable contribution carryforward.  The valuation allowance for this net deferred tax asset may be adjusted in the future if estimates of taxable income during the carryforward period are reduced or increased.  All other deferred tax assets as of December 31, 2019 and 2018 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

As of December 31, 2019 and 2018, New Hampshire state net operating loss carryforwards were $919,000 and $202,000, respectively, and will expire in 2029 and 2028, respectively. Additionally, the Company has a New Hampshire Business Enterprise Tax credit carry forward of $126,000 that expires in 2029.

The tax reserve for loan losses at the Company’s base year amounted to approximately $2.3 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to only absorb loan losses, a deferred tax liability of approximately $627,000 has not been provided.

The Company does not have any uncertain tax positions at December 31, 2019 or 2018 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2019, 2018 and 2017.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2016 are open.

On December 22, 2017, the Tax Act was enacted. Among other provisions, the Tax Act reduced the historical corporate income tax rate to 21% from 35% for tax years beginning after December 31, 2017.  The Tax Act required a revaluation of the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of this legislation. As a result of the Company’s revaluation of deferred tax assets and liabilities at December 31, 2017, the Company recognized an additional one-time income tax expense of approximately $259,000 in 2017.

12.	Employee Benefits

Employee Stock Ownership Plan

As part of the stock offering, the Company established the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The Company uses the principal and interest method to determine the release of shares amount. The number of shares committed to be released per year through 2038 is approximately 12,000.

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term of 19.5 years. At December 31, 2019, the remaining principal balance on the ESOP debt was $2.3 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2019 was $109,000.

December 31, 2019
Shares held by the ESOP include the following:
Allocated	—
Committed to be allocated	11,924
Unallocated	226,549
Total	238,473

The fair value of unallocated shares was approximately $2.1 million at December 31, 2019.

401(k) Plan

During the year ended December 31, 2019, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits.  In prior years, the Company sponsored two 401(k) defined contribution plans which were combined into one defined contribution plan as of December 31, 2018. The Company also made matching and profit-sharing contributions to eligible participants in accordance with plan(s) provisions.  The Company’s contributions for the years ended December 31, 2019, 2018 and 2017 was $174,000, $116,000 and $133,000, respectively.

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

The funded status (fair value of plan assets divided by funding target) as of July 1, 2019 is as follows:

2019 Valuation Report	92.61%	(1)

(1)	Fair value of plan assets reflects any contributions received through June 30, 2019.

Based upon the funded status of the Pentegra DB Plan as of July 1, 2019 no funding improvement plan or rehabilitation plan has been implemented or is pending as of December 31, 2019. The Bank’s contributions to the Pentegra DB Plan during the year ended December 31, 2019 totaled $270,000 and were not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2018.

Total pension plan expense for the years ended December 31, 2019, 2018 and 2017 was $270,000, $374,000 and $312,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated financial statements.  The Company did not pay a surcharge to the Pentegra DB Plan in the years ended December 31, 2019, 2018 or 2017.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants.  Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan.  The Company estimates a contribution amount of approximately $270,000 for the year ended December 31, 2020.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at December 31, 2019 and 2018 relating to this supplemental retirement plan was $590,000 and $565,000, respectively. The discount rate used to determine the Company’s obligation was 5.00% during both the years ended December 31, 2019 and 2018. The projected rate of salary increase for its current President was 5% for both the years ended December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, the expense of this salary retirement plan was $80,000, $95,000 and $215,000, respectively.

The Company maintained a nonqualified supplemental retirement plan for its former President. The plan was terminated in May 2018 with the balance paid out in full upon the former President’s retirement. For the years ended December 31, 2019, 2018 and 2017, the expense of this salary retirement plan was $-0-, $25,000 and $53,000, respectively.

Executive Supplemental Retirement Plan

The recorded liability at December 31, 2019 and 2018 relating to the supplemental retirement plan for the Company’s former President was $171,000 and $207,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2019 and 2018.  For the years ended December 31, 2019, 2018 and 2017, the expense of this supplemental plan was $10,000, $12,000 and $14,000, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President/Director. The recorded liability at December 31, 2019 and 2018 relating to this supplemental executive benefit agreement was $33,000 and $58,000, respectively. For the years ended December 31, 2019, 2018 and 2017, the expense of this supplemental plan was $(26,000), $(20,000) and $(20,000), respectively.

Deferred Directors Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2019 and 2018 relating to this plan was $581,000 and $562,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2019 and 2018. Total supplemental retirement plan expense amounted to $90,000, $55,000 and $74,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Additionally, the Company has a deferred director’s fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them.  At December 31, 2019, 2018 and 2017, the total deferred director’s fees amounted to $233,000, $154,000 and $88,000, respectively.

13.	Other Comprehensive Income (Loss)

The Company reports certain items as “other comprehensive income (loss)” and reflects total comprehensive income in the consolidated financial statements for all years containing elements of other comprehensive income (loss).

A summary of the reclassification adjustments out of accumulated other comprehensive (loss) income in 2019, 2018 and 2017 follows:

	Year Ended December 31,
Reclassification Adjustment	2019	2018	2017	Affected Line Item in Statements of Income
	(Dollars in thousands)
(Gains) losses on securities available for sale	$(49)	$1	$(178)	Securities gains (losses), net
Tax effect	13	—	71	Income tax (benefit) expense
	$(36)	$1	$(107)	Net (loss) income
Net amortization of premium on securities	$103	$131	$166	Interest on debt securities
Tax effect	(28)	(36)	(66)	Income tax (benefit) expense
	$75	$95	$100	Net (loss) income

14.	Financial Instruments with Off-Balance Sheet Risk, Commitments and Contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, unadvanced funds on loans and standby letters of credit.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but generally includes secured interests in mortgages.

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance by a customer to a third-party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of December 31:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Unadvanced portions of loans	$36,111	$34,396
Commitments to originate loans	12,625	12,692
Standby letters of credit	120	278

In the ordinary course of business, the Bank may be subject to various legal proceedings.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of income.

The Bank has obligations under a long-term operating lease related to a branch.  This lease expires in June 2020 and has future lease payments of approximately $16,000.  Total lease expense was $31,996 for the years ended December 31, 2019, 2018 and 2017.

The Bank is required to maintain certain reserve balances in the form of cash or deposits with the Federal Reserve Bank. At December 31, 2019 and 2018, the Bank was in compliance with the required reserve balances of approximately $2.7 million and $2.0 million, respectively.

15.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2019, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of December 31, 2019 and 2018, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

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

The following table presents actual and required capital ratios as of December 31, 2019 and December 31, 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2019
Total Capital (to risk- weighted assets)	$49,259	18.52%	$21,278	8.00%	$27,928	10.50%
Tier I Capital (to risk- weighted assets)	46,321	17.41	15,961	6.00	22,611	8.50
Tier I Capital (to average assets)	46,321	11.41	16,236	4.00	16,236	4.00
Common Equity Tier 1 (to risk-weighted assets)	46,321	17.41	11,971	4.50	18,621	7.00

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2018
Total Capital (to risk-weighted assets)	$36,044	14.41%	$20,011	8.0%	$25,012	10.0%
Tier I Capital (to risk-weighted assets)	33,192	13.27	15,008	6.0	20,009	8.0
Tier I Capital (to average assets)	33,192	8.68	15,296	4.0	19,118	5.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	11,256	4.5	16,258	6.5

			Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum Capital Required For Capital Adequacy Plus Capital
	Actual		Basel III Phase-In Schedule		Conservation Buffer Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2018
Total Capital (to risk- weighted assets)	$36,044	14.41%	$24,701	9.875%	$26,264	10.5%
Tier I Capital (to risk- weighted assets)	33,192	13.27	19,698	7.875	21,261	8.5
Tier I Capital (to average assets)	33,192	8.68	15,296	4.000	15,296	4.0
Common Equity Tier 1 (to risk-weighted assets)	33,192	13.27	15,946	6.375	17,509	7.0

16.	Fair Values of Assets and Liabilities

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2019 and 2018. There were no significant transfers between levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, U.S Government agency small business administration pools guaranteed by the SBA, Collateralized mortgage obligations issued by the FHLMC, mortgage-backed securities and other municipal bonds is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 7 Loan Servicing for more information).  These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2019	(Dollars in thousands)
Mortgage servicing rights	$397	$—	$—	$397
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	8,997	—	8,997	—
U.S Government agency small business administration pools guaranteed by the SBA	2,740	—	2,740
Collateralized mortgage obligations issued by the FHLMC	980	—	980	—
Mortgage-backed securities	3,188	—	3,188	—
Municipal bonds	28,880	—	28,880	—
	$45,182	$—	$44,785	$397

	Total	Level 1	Level 2	Level 3
December 31, 2018	(Dollars in thousands)
Mortgage servicing rights	$479	$—	$—	$479
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	23,727	—	23,727	—
Mortgage-backed securities	1,327	—	1,327	—
Municipal bonds	14,389	—	14,389	—
	$39,922	$—	$39,443	$479

See Note 7 Loan Servicing for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at December 31, 2019 and 2018.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain impaired loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3.

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

At December 31, 2019, the Company’s only asset measured at fair value on a nonrecurring basis is a loan identified as impaired for which a partial write-off has been recorded. This impaired loan is reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted and therefore classified as Level 3. There were no impaired loans that were remeasured and reported at fair value through either a charge off or a specific valuation allowance based upon the fair value of the underlying collateral at December 31, 2018.

The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2019
Impaired Loans	$996	$—	$—	$996

December 31, 2018
Impaired Loans	$—	$—	$—	$—

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input
December 31, 2019
Impaired Loans	$996	Market Approach Appraisal of Collateral	Selling Costs Provision

December 31, 2018
Impaired Loans	$—	NA	NA

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at December 31, 2019 or 2018.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For December 31, 2019, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2018, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at December 31 are as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
(Dollars in thousands)
December 31, 2019
Financial Assets:
Cash and due from banks	$4,009	$4,009	$4,009	$—	$—
Interest-bearing time deposits with other banks	2,735	2,735	—	2,735	—
Federal Home Loan Bank stock	2,971	2,971	—	2,971	—
Bank-owned life insurance	4,267	4,267	—	4,267	—
Loans, net	341,980	336,847	—	—	336,847
Accrued interest receivable	1,235	1,235	1,235	—	—
Financial Liabilities:
Deposits	$281,616	$281,707	$220,596	$61,111	$—
Advances from Federal Home Loan Bank	66,219	66,060	—	66,060	—
Mortgagors’ tax escrow	586	586	—	586	—
December 31, 2018
Financial Assets:
Cash and due from banks	$5,889	$5,889	$5,889	$—	$—
Interest-bearing time deposits with other banks	6,461	6,461	—	6,461	—
Federal Home Loan Bank stock	3,718	3,718	—	3,718	—
Bank-owned life insurance	4,156	4,156	—	4,156	—
Loans, net	318,616	307,582	—	—	307,582
Accrued interest receivable	1,164	1,164	1,164	—	—
Financial Liabilities:
Deposits	$274,446	$258,446	$196,481	$61,965	$—
Advances from Federal Home Loan Bank	75,737	75,541	—	75,541	—
Mortgagors’ tax escrow	761	761	—	761	—

17.	Quarterly Results of Operations (Unaudited)

2019 Quarters	Fourth	Third	Second	First
	(In thousands, except per share data)
Interest and dividend income	$3,875	$3,921	$3,886	$3,766
Interest expense	856	891	1,067	1,029
Net interest and dividend income	3,019	3,030	2,819	2,737
Provision for loan losses	75	—	25	—
Net interest income after provision for loan losses	2,944	3,030	2,794	2,737
Non-interest income	427	444	358	303
Non-interest expense	3,207	4,307	2,933	2,858
Income (loss) before income tax (benefit) expense	164	(833)	219	182
Income tax (benefit) expense	21	(220)	6	4
Net income (loss)	$143	$(613)	$213	$178
Share Data:
Average Shares Outstanding, Basic	5,856,951	4,833,426	N/A	N/A
Average Shares Outstanding, Diluted	5,856,951	4,833,426	N/A	N/A
Basic Earnings (Loss) Per Share	$0.02	$(0.13)	N/A	N/A
Diluted Earnings (Loss) Per share	$0.02	$(0.13)	N/A	N/A

2018 Quarters	Fourth	Third	Second	First
	(In thousands, except per share data)
Interest and dividend income	$3,774	$3,605	$3,502	$3,383
Interest expense	930	830	757	628
Net interest and dividend income	2,844	2,775	2,745	2,755
Provision (credit) for loan losses	(100)	30	30	40
Net interest income after provision for loan losses	2,944	2,745	2,715	2,715
Non-interest income	436	373	341	400
Non-interest expense	2,980	2,783	2,756	2,838
Income before provision for income taxes	400	335	300	277
Provision for income taxes	69	62	46	55
Net income	$331	$273	$254	$222
Share Data:
Average Shares Outstanding, Basic	N/A	N/A	N/A	N/A
Average Shares Outstanding, Diluted	N/A	N/A	N/A	N/A
Basic Earnings Per Share	N/A	N/A	N/A	N/A
Diluted Earnings Per share	N/A	N/A	N/A	N/A

18.	Condensed Financial Statements of Parent Company

Financial information pertaining to First Seacoast Bancorp only is as follows:

CONDENSED BALANCE SHEET

December 31,
2019
(Dollars in thousands)
ASSETS
Cash held at First Seacoast Bank	$9,965
Investment in First Seacoast Bank	44,613
Loan to First Seacoast Bank ESOP	2,195
Deferred tax asset	103
Other assets	190
Total assets	$57,066
STOCKHOLDERS’ EQUITY
Stockholders’ equity	$57,066
Total stockholders’ equity	$57,066

CONDENSED STATEMENTS OF INCOME

For the Year Ended December 31,
2019
(Dollars in thousands)
Charitable foundation contribution	$758
Loss before income tax benefit and equity in undistributed net income of First Seacoast Bank	(758)
Income tax benefit	(103)
Net loss before equity in undistributed net income of First Seacoast Bank	(655)
Equity in undistributed net income of First Seacoast Bank	576
Net loss	$(79)

CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,
2019
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79)
Adjustments to reconcile net loss to net cash used by operating activities:
Undistributed net income of First Seacoast Bank	(576)
Deferred tax benefit	(103)
Contribution of common stock to First Seacoast Community Foundation, Inc.	609
Increase in other assets	(190)
Net cash used by operating activities	(339)
CASH FLOWS FROM BY INVESTING ACTIVITIES:
Capital contribution to First Seacoast Bank	(12,600)
ESOP loan, net of principal payments	(2,195)
Net cash used by investing activities	(14,795)
CASH FLOWS FROM BY FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	25,099
Net cash provided by financing activities	25,099
Net increase in cash	9,965
Cash at beginning of year	—
Cash at end of year	$9,965

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First Seacoast Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Seacoast Bancorp and Subsidiaries

(formerly Federal Savings Bank and Subsidiary) (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2019 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and

the results of their operations and their cash flows for each of the years in the three year period ended

December 31, 2019, in conformity with accounting principles generally accepted in the United States of

America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are

required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Newman & Noyes LLC

We have served as the Company’s auditor since 2011.

Portland, Maine

March 27, 2020

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, First Seacoast Bancorp evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes made in our internal controls during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, First Seacoast Bancorp’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

First Seacoast Bancorp has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on the investor relations section of First Seacoast Bancorp’s website at www.firstseacoastbank.com under “Governance – Governance Documents.”

The information contained under the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in First Seacoast Bancorp’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” and “Directors Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

As of December 31, 2019, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of First Seacoast Bancorp are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)	Changes in Control

Management of First Seacoast Bancorp knows of no arrangements, including any pledge by any person of securities of First Seacoast Bancorp, the operation of which may at a later date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers - Transactions with Certain Related Persons” and Corporate Governance” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1

Charter of First Seacoast Bancorp (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on November 14, 2019)

3.2

Bylaws of First Seacoast Bancorp (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on November 14, 2019)

4.1

Form of Common Stock Certificate of First Seacoast Bancorp (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on July 16, 2019)

4.2	Description of First Seacoast Bancorp’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1

Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.2

Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.3

Salary Continuation Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.4

Salary Continuation Agreement between Federal Savings Bank and James O’Neill (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.5

Supplemental Retiree Medical and Dental Benefits Agreement between Federal Savings Bank and James O’Neill (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.6

Directors Deferred Fee Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.7

Supplemental Director Retirement Agreement between Federal Savings Bank and Patricia A. Barbour (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.8

Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.9

Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.10

Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.11

Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.12

Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.13

Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.14

Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.15

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.16

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and James H. Schulte (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

21	Subsidiaries of Registrant
23	Consent of Baker Newman & Noyes LLC

31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: March 27, 2020	By:	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Brannen	President, Chief Executive Officer and Director	March 27, 2020
James R. Brannen	(Principal Executive Officer)

/s/ Richard M. Donovan	Senior Vice President and Chief Financial Officer	March 27, 2020
Richard M. Donovan	(Principal Financial Officer)

/s/ Dana C. Lynch	Chairman of the Board	March 27, 2020
Dana C. Lynch

/s/ Thomas J. Jean	Vice Chairman of the Board	March 27, 2020
Thomas J. Jean

/s/ Patricia A. Barbour	Director	March 27, 2020
Patricia A. Barbour

/s/ Michael J. Bolduc	Director	March 27, 2020
Michael J. Bolduc

/s/ Mark P. Boulanger	Director	March 27, 2020
Mark P. Boulanger

/s/ James Jalbert	Director	March 27, 2020
James Jalbert

/s/ Eric A. Johnson	Director	March 27, 2020
Erica A. Johnson

/s/ Janet Sylvester	Director	March 27, 2020
Janet Sylvester

/s/ Paula J. Williamson-Reid	Director	March 27, 2020
Paula J. Williamson-Reid