Form 10-Q
period 2020-03-31
First Seacoast Bancorp
filed 2020-05-15
CIK 1769267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

6,083,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 15, 2020, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$4,375	$4,009
Interest bearing time deposits with other banks	2,488	2,735
Securities available-for-sale, at fair value	43,504	44,785
Federal Home Loan Bank stock	3,044	2,971
Loans	349,200	344,855
Less allowance for loan losses	(3,009)	(2,875)
Net loans	346,191	341,980
Land, building and equipment, net	5,433	5,338
Bank-owned life insurance	4,272	4,267
Accrued interest receivable	1,239	1,235
Other assets	1,775	2,173
Total assets	$412,321	$409,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$42,059	$41,586
Interest bearing deposits	240,666	240,030
Total deposits	282,725	281,616
Advances from Federal Home Loan Bank	66,992	66,219
Mortgagors’ tax escrow	1,890	586
Deferred compensation liability	1,526	1,607
Other liabilities	1,634	2,399
Total liabilities	354,767	352,427
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 6,083,500 shares issued and outstanding as of March 31, 2020 and December 31, 2019	61	61
Additional paid-in capital	25,633	25,636
Equity capital	33,370	33,113
Accumulated other comprehensive income	726	521
Unearned compensation - ESOP 223,568 and 226,549 shares unallocated at March 31, 2020 and December 31, 2019, respectively	(2,236)	(2,265)
Total stockholders' equity	57,554	57,066
Total liabilities and stockholders' equity	$412,321	$409,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Interest and dividend income:
Interest and fees on loans	$3,609	$3,378
Interest on debt securities:
Taxable	87	212
Non-taxable	190	115
Total interest on debt securities	277	327
Dividends	42	61
Total interest and dividend income	3,928	3,766
Interest expense:
Interest on deposits	514	514
Interest on Federal Home Loan Bank advances	276	515
Total interest expense	790	1,029
Net interest and dividend income	3,138	2,737
Provision for loan losses	115	—
Net interest income after provision for loan losses	3,023	2,737
Noninterest income:
Customer service fees	232	219
Gain on sale of loans	52	11
Securities gains (losses), net	114	(8)
Income from bank-owned life insurance	4	29
Loan servicing loss	(25)	(5)
Investment services fees	47	44
Other income	15	13
Total noninterest income	439	303
Noninterest expense:
Salaries and employee benefits	1,990	1,752
Director compensation	58	80
Occupancy expense	153	171
Equipment expense	144	132
Marketing	91	82
Data processing	267	219
Deposit insurance fees	30	55
Professional fees and assessments	196	130
Debit card fees	49	35
Employee travel and education expenses	32	51
Other expense	172	151
Total noninterest expense	3,182	2,858
Income before income tax expense	280	182
Income tax expense	23	4
Net income	$257	$178

Earnings per share:
Basic	$0.04	N/A
Diluted	$0.04	N/A

Weighted Average Shares:
Basic	5,859,932	N/A
Diluted	5,859,932	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income	$257	$178
Other comprehensive income, net of income taxes:
Unrealized holding gains on securities available-for-sale arising during the period net of income taxes of $94 and $194, respectively	253	518
Reclassification adjustment for gains and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $(18) and $9, respectively	(48)	25
Other comprehensive income	205	543
Comprehensive income	$462	$721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total Equity Capital
Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$32,727
Net income	—	—	—	178	—	—	178
Other comprehensive income	—	—	—	—	543	—	543
Balance March 31, 2019	—	$—	$—	$33,370	$78	$—	$33,448

Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$(2,265)	$57,066
Net income	—	—	—	257	—	—	257
Other comprehensive income	—	—	—	—	205	—	205
ESOP shares earned - 2,981 shares	—	—	(3)	—	—	29	26
Balance March 31, 2020	6,083,500	$61	$25,633	$33,370	$726	$(2,236)	$57,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$257	$178
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
ESOP expense	26	—
Depreciation	144	132
Net amortization of bond premium	48	26
Provision for loan losses	115	—
Gain on sale of loans	(52)	(11)
Securities (gains) losses, net	(114)	8
Proceeds from loans sold	3,966	879
Origination of loans sold	(3,914)	(868)
Increase in bank-owned life insurance	(5)	(29)
Increase in deferred fees on loans	(15)	(4)
Deferred tax expense (benefit)	32	(52)
Increase in accrued interest receivable	(4)	(125)
Decrease (increase) in other assets	290	(519)
Decrease in deferred compensation liability	(81)	(73)
(Decrease) increase in other liabilities	(765)	812
Net cash (used in) provided by operating activities	(72)	354
Cash flows from investing activities:
Proceeds from sales and maturities of securities available-for-sale	15,731	1,480
Purchase of securities available-for-sale	(14,103)	(4,044)
Purchase of property and equipment	(239)	(31)
Loan originations and principal collections, net	(4,311)	(5,637)
Net purchase of Federal Home Loan Bank stock	(73)	(89)
Proceeds from sales of interest bearing time deposits with other banks	247	984
Net cash used by investing activities	(2,748)	(7,337)
Cash flows from financing activities:
Net increase (decrease) in NOW, demand deposits, money market and savings accounts	1,069	(2,317)
Net increase in certificates of deposit	40	1,267
Increase in mortgagors’ escrow accounts	1,304	1,260
Proceeds from short-term FHLB advances	10,680	81,642
Proceeds from long-term FHLB advances	20,000	—
Payments on short-term FHLB advances	(29,907)	(75,737)
Net cash provided by financing activities	3,186	6,115
Net change in cash and cash equivalents	366	(868)
Cash and cash equivalents at beginning of period	4,009	5,889
Cash and cash equivalents at end of period	$4,375	$5,021

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$776	$1,040
Cash paid for income taxes	2	—
Noncash activities:
Effect of change in fair value of investments available for sale:
Investment securities available-for-sale	281	746
Deferred taxes	(76)	(203)
Other comprehensive income	205	543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of First Seacoast Bancorp (the “Company”) were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X.  Accordingly, these interim financial statements do not include all the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto  contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2020.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Seacoast Bank (the “Bank”), and the Bank’s wholly owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure

The Company is the holding company for the Bank (formerly named Federal Savings Bank). Effective July 16, 2019, pursuant to a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan (the “Plan of Reorganization”), the Bank reorganized into the mutual holding company structure and the Company completed a concurrent stock offering (collectively, the “Reorganization”).  In the stock offering, the Company sold a total of 2,676,740 shares of common stock, which included 238,473 shares sold to the First Seacoast Bank Employee Stock Ownership Plan (the “ESOP”), at a price of $10.00 per share. In addition, as part of the Reorganization, the Company issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC (the “MHC”), the Bank’s parent mutual holding company, and 60,835 shares of common stock and $150,000 in cash to First Seacoast Community Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the reorganization and dedicated to supporting charitable organizations operating in the Bank’s local community. The Company’s common stock began trading on the NASDAQ Capital Market under the symbol “FSEA” on July 17, 2019. Pursuant to the Plan of Reorganization, the Bank adopted an employee stock ownership plan (“ESOP”), which purchased 238,473 shares of common stock in the stock offering with the proceeds of a loan from the Company. As a result of the Reorganization, a total of 6,083,500 shares of common stock of the Company are issued and outstanding, of which 55% are issued to the MHC, 44% were sold to the Bank’s eligible members, the ESOP, and certain other persons in the stock offering, and 1% were contributed to the Foundation.  Expenses incurred related to the offering were $1.6 million and were deducted from the stock offering proceeds.

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

Investment management services are offered at the Company’s full-service wealth management office in Dover, New Hampshire. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the accompanying balance sheets. Assets under management totaled approximately $46.6 million and $49.3 million at March 31, 2020 and December 31, 2019, respectively. Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance and annuity products.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2020, there is no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan while the incurred loss approach delays the recognition of a loan loss until it was probable a loss event was incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The purpose of this ASU is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019. The amendments removed the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, the amendments modified the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential burden in accounting due to reference rate reform. The guidance in this update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842):  Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards.  The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022.  The effective dates for ASU 2016-02, “Leases (Topic 842)” and ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” are deferred to years beginning after December 15, 2020.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Initially the FASB approved a proposal to delay the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2020. On March 12, 2020, the FASB further delayed the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which seeks to clarify ASU 2016-02 with respect to certain aspects of the update and ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides transition relief on comparative reporting upon adoption of the ASU. The Company currently has no leases with terms longer than 12 months. The Company does not expect these ASUs to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for nonpublic business entities and clarifying that operating lease receivables are outside the scope of Accounting Standards Codification Topic 326. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification.  In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. On October 16, 2019, the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022.  Early adoption is permitted.  Upon adoption, however, the Company will apply the standard’s provisions as a cumulative effect adjustment to equity capital as of the first reporting period in which the guidance is effective. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,000	$17	$—	$1,017
U.S. Government agency small business administration pools guaranteed by SBA	2,622	38	—	2,660
Collateralized mortgage obligations issued by the FHLMC	900	25	—	925
Residential mortgage backed securities	3,103	71	—	3,174
Municipal bonds	34,885	1,063	(220)	35,728
	$42,510	$1,214	$(220)	$43,504

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$9,000	$11	$(14)	$8,997
U.S. Government agency small business administration pools guaranteed by SBA	2,760	—	(20)	2,740
Collateralized mortgage obligations issued by the FHLMC	986	—	(6)	980
Residential mortgage backed securities	3,186	4	(2)	3,188
Municipal bonds	28,138	800	(58)	28,880
	$44,070	$815	$(100)	$44,785

The amortized cost and fair values of available-for-sale securities at March 31, 2020 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2020
Due after one year through five years	$—	$—
Due after five years through ten years	1,000	1,017
Due after ten years	34,885	35,728
U.S. Government-sponsored enterprises obligations and municipal bonds	$35,885	$36,745
U.S. Government agency small business pools guaranteed by SBA	2,622	2,660
Collateralized mortgage obligations issued by the FHLMC	900	925
Residential mortgage backed securities	3,103	3,174
Total	$42,510	$43,504

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2020
U.S. Government sponsored enterprises obligations	—	$—	$—	—	$—	$—	$—	$—
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	—	—	—	—	—	—	—	—
Municipal bonds	21	8,350	(220)	—	—	—	8,350	(220)
	21	$8,350	$(220)	—	$—	$—	$8,350	$(220)
December 31, 2019
U.S. Government sponsored enterprises obligations	2	$1,995	$(5)	1	$1,991	$(9)	$3,986	$(14)
U.S. Government agency small business administration pools guaranteed by SBA	2	2,740	(20)	—	—	—	2,740	(20)
Collateralized mortgage obligations issued by the FHLMC	1	980	(6)	—	—	—	980	(6)
Residential mortgage backed securities	1	999	(2)	—	—	—	999	(2)
Municipal bonds	8	4,052	(58)	—	—	—	4,052	(58)
	14	$10,766	$(91)	1	$1,991	$(9)	$12,757	$(100)

In evaluating whether the investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses as it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of March 31, 2020 (unaudited) or December 31, 2019.

Sales proceeds and gross realized gains and losses on available for sale securities were as follows for the three months ended:

	March 31,
	2020	2019
	(Dollars in thousands)
Sales proceeds	$15,731	$1,480
Gross realized gains	118	4
Gross realized losses	(4)	(12)
Net realized gains (losses)	$114	$(8)

As of March 31, 2020 or December 31, 2019, there were no holdings that were issued by a single state or political subdivision, which comprised more than 10% of the total fair value of the Company’s available-for-sale securities.

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

Loans consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial real estate (CRE)	$68,231	$70,194
Multifamily (MF)	6,299	4,888
Commercial and industrial (C+I)	23,758	24,676
Acquisition, development, and land (ADL)	20,581	18,844
1-4 family residential (RES)	216,775	213,322
Home equity line of credit (HELOC)	10,566	10,123
Consumer (CON)	1,919	1,752
Total loans	348,129	343,799
Net deferred loan costs	1,071	1,056
Allowance for loan losses	(3,009)	(2,875)
Total loans, net	$346,191	$341,980

Changes in the allowance for loan losses (“ALL”) for the three months ended March 31, 2020 and 2019 by portfolio segment are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2018	$560	$22	$232	$88	$1,593	$69	$7	$235	$2,806
Provision for loan losses	84	(1)	(12)	55	(8)	(18)	(2)	(98)	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, March 31, 2019	644	21	220	143	1,585	51	5	137	2,806

Balance, December 31, 2019	781	23	350	145	1,503	52	18	3	2,875
Provision for loan losses	(4)	25	(63)	(10)	140	27	2	(2)	115
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	19	—	—	—	—	—	—	—	19
Balance, March 31, 2020	$796	$48	$287	$135	$1,643	$79	$20	$1	$3,009

As of March 31, 2020 and December 31, 2019, information about loans and the ALL by portfolio segment are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
March 31, 2020 Loan Balances
Individually evaluated for impairment	$108	$—	$1,044	$—	$65	$—	$—	$—	$1,217
Collectively evaluated for impairment	68,123	6,299	22,714	20,581	216,710	10,566	1,919	—	346,912
Total	$68,231	$6,299	$23,758	$20,581	$216,775	$10,566	$1,919	$—	$348,129
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	796	48	287	135	1,643	79	20	1	3,009
Total	$796	$48	$287	$135	$1,643	$79	$20	$1	$3,009
December 31, 2019 Loan Balances
Individually evaluated for impairment	$109	$—	$996	$—	$66	$—	$—	$—	$1,171
Collectively evaluated for impairment	70,085	4,888	23,680	18,844	213,256	10,123	1,752	—	342,628
Total	$70,194	$4,888	$24,676	$18,844	$213,322	$10,123	$1,752	$—	$343,799
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	781	23	350	145	1,503	52	18	3	2,875
Total	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875

The following is an aged analysis of past due loans by portfolio segment as of March 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$68,231	$68,231	$—
MF	—	—	—	—	6,299	6,299	—
C+I	292	—	967	1,259	22,499	23,758	967
ADL	—	—	—	—	20,581	20,581	—
RES	43	88	65	196	216,579	216,775	65
HELOC	—	9	—	9	10,557	10,566	—
CON	—	—	—	—	1,919	1,919	—
	$335	$97	$1,032	$1,464	$346,665	$348,129	$1,032

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$70,194	$70,194	$—
MF	—	—	—	—	4,888	4,888	—
C+I	—	—	996	996	23,680	24,676	996
ADL	—	—	—	—	18,844	18,844	—
RES	—	19	66	85	213,237	213,322	66
HELOC	—	—	—	—	10,123	10,123	—
CON	—	—	—	—	1,752	1,752	—
	$—	$19	$1,062	$1,081	$342,718	$343,799	$1,062

There were no loans collateralized by residential real estate property in the process of foreclosure at March 31, 2020 or December 31, 2019.

The following table provides information on impaired loans as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	967	1,038	—	982	—
ADL	—	—	—	—	—
RES	65	65	—	65	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$1,032	$1,103	$—	$1,047	$—
December 31, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	996	1,057	—	344	36
ADL	—	—	—	—	—
RES	66	66	—	67	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$1,062	$1,123	$—	$411	$36

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on its commercial and industrial, commercial real estate and multifamily loans. On a periodic basis, the Bank engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process and overall credit risk administration.

On a quarterly basis, the Bank formally reviews the ratings on its applicable residential real estate and home equity loans if they have become classified as non-accrual. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

The following presents the internal risk rating of loans by portfolio segment as of March 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$68,123	$—	$108	$68,231
MF	6,299	—	—	6,299
C+I	21,258	2,211	289	23,758
ADL	20,581	—	—	20,581
RES	216,710	—	65	216,775
HELOC	10,566	—	—	10,566
CON	1,919	—	—	1,919
Total	$345,456	$2,211	$462	$348,129

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$70,085	$—	$109	$70,194
MF	4,888	—	—	4,888
C+I	22,208	2,166	302	24,676
ADL	18,844	—	—	18,844
RES	213,256	—	66	213,322
HELOC	10,123	—	—	10,123
CON	1,752	—	—	1,752
Total	$341,156	$2,166	$477	$343,799

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported. In response to COVID-19, we have implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral or modification of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The program has been offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consist of deferred payments (which may include principal, interest and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consist of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure.  Alternatively, commercial loan borrowers may defer their full monthly payment similar to the retail loan program outlined above.  All loans modified under these programs are maintained on full accrual status during the deferral period. As of March 31, 2020, we have provided temporary payment relief for 36 loans with aggregate outstanding principal balances of $14.2 million. As of March 31, 2020, temporary modifications consisted of 10 commercial loans with aggregate outstanding principal balances of $7.1 million and 26 residential loans with aggregate outstanding principal balances of $7.1 million.

The provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act for the temporary modifications described above.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank. Loans outstanding to these persons and entities at March 31, 2020 and December 31, 2019 were $5.4 million and $5.2 million, respectively.

4.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $49.9 million and $49.3 million at March 31, 2020 and December 31, 2019, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 10, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing loss in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing loss, including late and ancillary fees, was $25,000 and $5,000 for the three months ended March 31, 2020 and 2019, respectively. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three months ended March 31, 2020 and 2019:

	March 31,
(Dollars in thousands)	2020	2019
Balance, December 31,	$397	$479
Additions	43	11
Payoffs	(26)	(11)
Change in fair value due to change in assumptions	(72)	(35)
Balance, March 31,	$342	$444

Fair value at March 31, 2020 was determined using a discount rate of 9.00%, prepayment rate of 17.75%, weighted average delinquency rate of 2.52% and a weighted average default rate of 0.12%. Fair value at March 31, 2019 was determined using a discount rate of 9.50%, prepayment rate of 8.58%, weighted average delinquency rate of 2.48% and a weighted average default rate of 0.09%. Mortgage servicing rights are included in other assets on the accompanying consolidated balance sheets.

5.	Deposits

Deposits consisted of the following at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
NOW and demand deposits	$114,931	$115,024
Money market deposits	66,136	65,611
Savings deposits	40,599	39,962
Time deposits of $250,000 and greater	13,884	13,481
Time deposits less than $250,000	47,175	47,538
	$282,725	$281,616

At March 31, 2020, the scheduled maturities of time deposits were as follows (in thousands):

2020	$45,522
2021	10,661
2022	3,683
2023	727
2024	445
2025	21
$61,059

There were no brokered deposits included in time deposits at March 31, 2020 or December 31, 2019.

6.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB is as follows (dollars in thousands):

March 31, 2020
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$25,680	2020	0.36% to 2.19% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
20,000	2025	1.35% to 1.52% – fixed
250	2028	0.00% – fixed
$66,992

	December 31, 2019
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$44,907	2020	1.77% to 2.19% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
250	2028	0.00% – fixed
$66,219

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $75.5 million and $81.7 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

The Bank has an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank has a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at March 31, 2020.

7.	Employee Benefits

Employee Stock Ownership Plan

As part of the stock offering in 2019, the Company established the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants based on compensation, subject to federal limits.  The number of shares committed to be released per year through 2038 is 11,924.

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038. At March 31, 2020, the remaining principal balance on the ESOP debt was $2.3 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2020 was $26,000.

March 31, 2020
Shares held by the ESOP include the following:
Allocated	11,924
Committed to be allocated	2,981
Unallocated	223,568
Total	238,473

The fair value of unallocated shares was approximately $1.3 million at March 31, 2020.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company made matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended March 31, 2020 and 2019 were $50,000 and $34,000, respectively.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2019, no funding improvement plan or rehabilitation plan has been implemented or is pending as of March 31, 2020.

Total pension plan expense for the three months ended March 31, 2020 and 2019 was $99,000 and $87,000, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated financial statements. The Company did not pay a surcharge to the Pentegra DB Plan during the three months ended March 31, 2020.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of approximately $360,000 for the year ending December 31, 2020.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at March 31, 2020 and December 31, 2019 relating to this supplemental retirement plan was $551,000 and $590,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 5%. The expense of this salary retirement plan was $27,000 and $23,000 for the three months ended March 31, 2020 and 2019, respectively.

Executive Supplemental Retirement Plan

The recorded liability at March 31, 2020 and December 31, 2019 relating to the supplemental retirement plan for the Bank’s former President was $171,000. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2020 and December 31, 2019.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President/Director. The recorded liability at March 31, 2020 and December 31, 2019 relating to this supplemental executive benefit agreement was $33,000. The expense of this supplemental plan was $-0- and $(6,000) for the three months ended March 31, 2020 and 2019, respectively.

Deferred Directors Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2020 and December 31, 2019 relating to this plan was $532,000 and $581,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2020 and December 31, 2019. Total supplemental retirement plan expense amounted to $10,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them. At March 31, 2020 (unaudited) and December 31, 2019, the total deferred director’s fees amounted to $240,000 and $233,000, respectively.

8.	Other Comprehensive Income

The Company reports certain items as “other comprehensive income” and reflects total comprehensive income in the consolidated financial statements for all periods containing elements of other comprehensive income.

A summary of the reclassification adjustments out of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Affected Line Item in Statements of Income
(Gains) losses on securities available for sale	$(114)	$8	Securities gains (losses), net
Tax effect	31	(2)	Income tax expense
	$(83)	$6	Net income
Net amortization of premium on securities	$48	$26	Interest on debt securities
Tax effect	(13)	(7)	Income tax expense
	$35	$19	Net income

9.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

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

The following table presents actual and required capital ratios as of March 31, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels. As of January 1, 2019, the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital (to risk- weighted assets)	$49,784	18.26%	$21,811	8.0%	$28,627	10.5%
Tier I Capital (to risk- weighted assets)	46,717	17.14	16,354	6.0	23,168	8.5
Tier I Capital (to average assets)	46,717	11.49	16,264	4.0	16,264	4.0
Common Equity Tier 1 (to risk-weighted assets)	46,717	17.14	12,265	4.5	19,079	7.0

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)	$49,259	18.52%	$21,278	8.0%	$27,928	10.5%
Tier I Capital (to risk-weighted assets)	46,321	17.41	15,961	6.0	22,611	8.5
Tier I Capital (to average assets)	46,321	11.41	16,236	4.0	16,236	4.0
Common Equity Tier 1 (to risk-weighted assets)	46,321	17.41	11,971	4.5	18,621	7.0

10.	Fair Values of Assets and Liabilities

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value for March 31, 2020 and December 31, 2019. There were no significant transfers between levels of the fair value hierarchy during the three months ended March 31, 2020 and 2019.

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

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 4 Loan Servicing for more information). These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2020
Mortgage servicing rights	$342	$—	$—	$342
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	1,017	—	1,017	—
U.S Government agency small business administration pools guaranteed by the SBA	2,660	—	2,660	—
Collateralized mortgage obligations issued by the FHLMC	925	—	925	—
Residential mortgage backed securities	3,174	—	3,174	—
Municipal bonds	35,728	—	35,728	—
	$43,846	$—	$43,504	$342

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2019
Mortgage servicing rights	$397	$—	$—	$397
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	8,997	—	8,997	—
U.S Government agency small business administration pools guaranteed by the SBA	2,740	—	2,740	—
Collateralized mortgage obligations issued by the FHLMC	980	—	980	—
Residential mortgage backed securities	3,188	—	3,188	—
Municipal bonds	28,880	—	28,880	—
	$45,182	$—	$44,785	$397

For the three months ended March 31, 2020, and March 31, 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Three Months Ended March 31, 2020
Balance as of January 1, 2020	$397
Included in Net Income	(55)
Balance as of March 31, 2020	$342
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2020	$—

Three Months Ended March 31, 2019
Balance as of January 1, 2019	$479
Included in Net Income	(35)
Balance as of March 31, 2019	$444
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2019	$—
(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2020					December 31, 2019
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
March 31, 2020
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	9.05% - 37.04%	17.75%	$342	13.08%	$397
		Discount Rate	9.00% - 9.00%	9.00%		9.50%
		Delinquency Rate	2.44% - 3.22%	2.52%		2.48%
		Default Rate	0.10% - 0.26%	0.12%		0.09%
(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are the weighted-average prepayment rate, weighted-average discount rate, weighted average delinquency rate and weighted-average default rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value.

See Note 4, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at March 31, 2020.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain impaired loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At March 31, 2020, the Company’s only asset measured at fair value on a nonrecurring basis is a loan identified as impaired for which a partial write-off has been recorded. This impaired loan is reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted, and therefore classified as Level 3.

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2020
Impaired Loans	$967	$—	$—	$967

December 31, 2019
Impaired Loans	$996	$—	$—	$996

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input
March 31, 2020
Impaired Loans	$967	Market Approach Appraisal of Collateral	Selling Costs Provision

December 31, 2019
Impaired Loans	$996	Market Approach Appraisal of Collateral	Selling Costs Provision

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-

off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at March 31, 2020 and December 31, 2019.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets:
Cash and due from banks	$4,375	$4,375	$4,375	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	3,044	3,044	—	3,044	—
Bank-owned life insurance	4,272	4,272	—	4,272	—
Loans, net	346,191	344,307	—	—	344,307
Accrued interest receivable	1,239	1,239	1,239	—	—
Financial Liabilities:
Deposits	$282,725	$285,121	$223,555	$61,566	$—
Advances from Federal Home Loan Bank	66,992	67,599	—	67,599	—
Mortgagors’ tax escrow	1,890	1,890	—	1,890	—
December 31, 2019
Financial Assets:
Cash and due from banks	$4,009	$4,009	$4,009	$—	$—
Interest-bearing time deposits with other banks	2,735	2,735	—	2,735	—
Federal Home Loan Bank stock	2,971	2,971	—	2,971	—
Bank-owned life insurance	4,267	4,267	—	4,267	—
Loans, net	341,980	336,847	—	—	336,847
Accrued interest receivable	1,235	1,235	1,235	—	—
Financial Liabilities:
Deposits	$281,616	$281,707	$220,596	$61,111	$—
Advances from Federal Home Loan Bank	66,219	66,060	—	66,060	—
Mortgagors’ tax escrow	586	586	—	586	—

11.	Subsequent Events

On April 13, 2020, the Company executed two derivative hedging instruments to mitigate exposure to interest rate risk and to facilitate its liquidity needs. On April 13, 2020, the Company borrowed $5 million in 3-month fixed rate advances from the FHLB that will be renewed on a quarterly basis and remain outstanding until April 13, 2025. The renewal date will be on the 13th day of every January, April, July and October and the interest rate on these quarterly advances is expected to move closely with changes in the 3-month London Inter-bank Offered Rate (“LIBOR”) (a benchmark interest rate). Given the characteristics of these advances, the Company is exposed to interest rate risk caused by the variability of expected future interest expense attributable to changes in the 3-month LIBOR. The Company’s hedging objective is, therefore, to convert the floating interest payments to a fixed rate on the FHLB advances from July 13, 2020 until April 13, 2025. The Company will meet this objective using a 5-year interest rate swap with a notional amount of $5 million to pay interest at a fixed rate of 0.68% and receive interest at a variable rate equal to the 3-month LIBOR rate. The Company will, starting in April 2021, borrow an additional $5 million in 3-month fixed rate advances from the FHLB that will be renewed on a quarterly basis and remain outstanding until April 13, 2026. The renewal date will be on the 13th day of every January, April, July and October, and the interest rate on these quarterly advances is also expected to move closely with changes in the 3-month LIBOR. The Company’s hedging objective is to convert these floating interest payments to a fixed rate on the FHLB advances from July 13, 2021 until April 13, 2026. The Company will meet this objective using a 5-year interest rate swap with a notional amount of $5 million to pay interest at a fixed rate of 0.74% and receive interest at a variable rate equal to the 3-month LIBOR rate. Since the rate paid on the FHLB advances is expected to move closely with changes in the 3-month LIBOR, the Company anticipates that the changes in derivative cash flows will be effective in hedging the changes in FHLB debt cash flows.

On March 27, 2020, the SBA established a loan program, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by section 1102 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP Loans”).  Section 1102(a)(1)(B) of the CARES Act provides that PPP Loans are fully guaranteed as to principal and interest by the SBA. As of May 12, 2020, the Bank made 249 PPP Loans with aggregate outstanding principal balances of $31.8 million.

On April 16, 2020, the Bank established its Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allows us to request advances from the Federal Reserve Bank of Boston. Under the PPPLF, advances must be secured by pledges of PPP Loans. The interest rate applicable to any advance made under the PPPLF is 35 basis points.  As of May 12, 2020, $25.7 million of PPPLF advances are outstanding and collateralized by 156 PPP Loans.

As of May 12, 2020, we have provided temporary payment relief for 118 loans with aggregate outstanding principal balances of $45.4 million. These temporary modifications consisted of 50 commercial loans and 68 residential loans with aggregate outstanding principal balances of $32.0 million and $13.3 million, respectively.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors and business partners. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to adjust its responses accordingly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2020 and consolidated results of operations for the three months ended March 31, 2020 and 2019 and should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report, and it should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 27, 2020 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire and one full-service banking office in Rockingham County, New Hampshire. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

COVID-19 Pandemic

In March 2020, the outbreak of the COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our customers and communities, including increases in liquidity and reserves supported by a strong capital position. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase in the coming months. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary.

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed Small Business Administration (“SBA”) loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. As of May 12, 2020, the Bank made 249 PPP Loans with aggregate outstanding principal balances of $31.8 million.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral or modification of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The program has been offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consist of deferred payments (which may include principal, interest and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consist of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure.  Alternatively, commercial loan borrowers may defer their full monthly payment similar to the retail loan program outlined above.  All loans modified under these programs are maintained on full accrual status during the deferral period. As of March 31, 2020, we have provided temporary payment relief for 36 loans with aggregate outstanding principal balances of $14.2 million. Under the applicable regulatory guidance, none of these loans were considered restructured as of March 31, 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

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
•

the COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers. It is not possible to accurately predict the extent, severity or duration of the pandemic on us and on our customers, employees and third-party service providers;

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

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Comparison of Financial Condition at March 31, 2020 (unaudited) and December 31, 2019

Total Assets. Total assets were $412.3 million as of March 31, 2020, an increase of $2.8 million, or 0.7%, when compared to total assets of $409.5 million at December 31, 2019. The increase was due primarily to an increase in net loans, offset by a decrease in interest-bearing time deposits with other banks and securities available-for-sale.

Cash and Due From Banks. Cash and due from banks increased $366,000, or 9.1%, to $4.4 million at March 31, 2020 from $4.0 million at December 31, 2019. This increase primarily resulted from an increase in deposits offset by an increase in loans during the three months ended March 31, 2020.

Available-for-Sale Securities. Available-for-sale securities decreased by $1.3 million, or 2.9%, to $43.5 million at March 31, 2020 from $44.8 million at December 31, 2019. This decrease was due to of the sale of available-for-sale securities, which resulted in net realized gains of $114,000 during the three months ended March 31, 2020.

Net Loans. Net loans increased $4.2 million, or 1.2%, to $346.2 million at March 31, 2020 from $342.0 million at December 31, 2019. During the three months ended March 31, 2020, we originated $29.0 million of loans, including $21.2 million of one- to four-family residential mortgage loans, $1.7 million of commercial real estate mortgage loans, $2.2 million of acquisition, development and land loans, $24,000 of commercial and industrial loans, $3.0 million of multi-family loans and $910,000 of consumer and home equity loans and lines of credit. During the three months ended March 31, 2020, we had $24.8 million in loan principal repayments.

The largest increases in our loan portfolio were in the one- to four-family residential, multi-family and acquisition, development and land loan portfolios. The increase in these loan portfolios reflects our strategy to grow the balance sheet through originations of one- to four-family residential mortgage loans while also diversifying into higher yielding loan products to improve net margins and manage interest rate risk. We continue to consider selling selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

One- to four-family residential mortgage loans increased $3.5 million, or 1.6%, to $216.8 million at March 31, 2020 from $213.3 million at December 31, 2019. Multi-family loans increased $1.4 million, or 28.9%, to $6.3 million from $4.9 million at December 31, 2019. Acquisition, development and land loans increased $1.7 million, or 9.2%, to $20.6 million from $18.8 million at December 31, 2019. Home equity loans and lines of credit increased $443,000, or 4.4%, to $10.6 million from $10.1 million at December 31, 2019. Consumer loans increased $167,000, or 9.5%, to $1.9 million from $1.8 million at December 31, 2019. Commercial real estate mortgage loans decreased $2.0 million, or 2.8%, to $68.2 million from $70.2 million at December 31, 2019. Commercial and industrial loans decreased $918,000, or 3.7%, to $23.8 million from $24.7 million at December 31, 2019.

Our allowance for loan losses increased $134,000 to $3.0 million from $2.9 million at December 31, 2019.  The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred.  This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans.  Given the many economic uncertainties regarding COVID-19, the Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at March 31, 2020 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

Deposits increased $1.1 million, or 0.4%, to $282.7 million at March 31, 2020 from $281.6 million at December 31, 2019 primarily as a result of an increase in commercial deposits. Core deposits (defined as deposits other than time deposits) increased $1.1 million, or 0.5%, to $221.7 million from $220.6 million at December 31, 2019. The increase was due to an increase in savings deposits of $637,000 and an increase in money market deposits of $525,000 offset by a decrease in NOW and demand deposit accounts of $93,000. Time deposits increased $40,000, or 0.1%, to $61.1 million from $61.0 million at December 31, 2019. There were no brokered deposits included in time deposits at March 31, 2020 and December 31, 2019.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank increased $773,000, or 1.2%, to $67.0 million at March 31, 2020 from $66.2 million at December 31, 2019.  The increase in advances from the Federal Home Loan Bank provided additional funding for increased loan growth.

Total Stockholders’ Equity. Total stockholders’ equity increased $488,000, or 0.9%, to $57.6 million at March 31, 2020 from $57.1 million at December 31, 2019. This increase was due primarily to other comprehensive income of $205,000 related to net changes in unrealized holding gains in the available-for-sale securities portfolio and net income of $257,000 for the three months ended March 31, 2020.

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

Nonperforming loans were $1.0 million and $1.1 million, or 0.30% and 0.31% of total loans, at March 31, 2020 and December 31, 2019, respectively.  At March 31, 2020 and December 31, 2019, we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019 (unaudited)

Net Income. Net income was $257,000 for the three months ended March 31, 2020, compared to net income of $178,000 for the three months ended March 31, 2019, an increase of $79,000, or 44.4%. The increase was related primarily to an increase in net interest and dividend income after provision for loan losses of $286,000 and an increase in noninterest income of $136,000, offset by an increase in noninterest expenses of $324,000 and an increase in income tax expense of $19,000 during the three months ended March 31, 2020.

Interest and Dividend Income. Interest and dividend income increased $162,000, or 4.3%, to $3.9 million for the three months ended March 31, 2020 from $3.8 million for the three months ended March 31, 2019. This increase was due to a $231,000 increase in interest and fees on loans, primarily due to an increase of $22.1 million in the average balance of the loan portfolio to $345.4 million for the three months ended March 31, 2020 from $323.3 million for the three months ended March 31, 2019, offset by a $69,000 decrease in interest and dividend income on investments, or 17.8%, to $319,000 for the three months ended March 31, 2020 from $388,000 for the three months ended March 31, 2019. The weighted average annualized yield for the loan portfolio remained unchanged at 4.18% for the three months ended March 31, 2020 and 2019. The weighted average annualized yield for the investment portfolio decreased to 2.59% for the three months ended March 31, 2020 from 2.70% for the three months ended March 31, 2019.

Average interest-earning assets increased $16.7 million, to $394.9 million for the three months ended March 31, 2020 from $378.2 million for the three months ended March 31, 2019. The annualized yield on interest earning-assets remained unchanged at 3.98% for the three months ended March 31, 2020 and 2019.

Interest Expense. Total interest expense decreased $239,000, or 23.2%, to $790,000 for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019. Interest expense on Federal Home Loan Bank advances decreased $239,000, or 46.4%, to $276,000 for the three months ended March 31, 2020 from $515,000 for the three months ended March 31, 2019. The average balance of Federal Home Loan Bank advances decreased $14.2 million, or 17.7%, to $66.2 million for the three months ended March 31, 2020 from $80.5 million for the three months ended March 31, 2019. The weighted average annualized rate paid on borrowings decreased to 1.67% for the three months ended March 31, 2020 from 2.56% for the three months ended March 31, 2019. The decrease in the average balance of Federal Home Loan Bank advances was due primarily to the use of funds received in the 2019 stock offering to paydown advances.

While deposit balances increased, the interest expense on deposits remained unchanged for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The average balance of interest-bearing deposits increased $5.5 million, or 2.4%, to $236.9 million for the three months ended March 31, 2020 from $231.5 million for the three months ended March 31, 2019. The weighted average annualized rate decreased to 0.87% for the three months ended March 31, 2020 from 0.89% for the three months ended March 31, 2019.

Net Interest Income. Net interest income increased $401,000, or 14.7%, to $3.1 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019. This increase was due to an increase in the balance of interest-earning assets during the three months ended March 31, 2020 and an increase in the annualized net interest margin to 3.18% for the three months ended March 31, 2020 from 2.89% for the three months ended March 31, 2019.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a $115,000 provision for loan losses for the three months ended March 31, 2020, compared to $-0- for the three months ended March 31, 2019. The increase in the provision for the three months ended March 31, 2020 was primarily due to the increase in non-accrual loans to $1.0 million at March 31, 2020 from $316,000 at March 31, 2019 and adjustments to our qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $136,000, or 44.9%, to $439,000 for the three months ended March 31, 2020 compared to $303,000 for the three months ended March 31, 2019. The increase in non-interest income during the three months ended March 31, 2020 was due primarily to a $122,000 increase in securities gains (losses) and a $41,000 increase in gain on sale of loans, net, partially offset by a $25,000 decrease in income from bank owned life insurance and a $20,000 decrease in loan servicing loss, reflecting a decrease in the fair value of our mortgage servicing intangible asset during the three months ended March 31, 2020 .

Non-Interest Expense. Non-interest expense increased $324,000, or 11.3%, to $3.2 million for the three months ended March 31, 2020 from $2.9 million for the three months ended March 31, 2019. Salaries and employee benefits increased $238,000, or 13.6%, data processing expense increased $48,000, or 21.9%, and professional service fees and assessments increased $66,000, or 50.8%, partially offset by a decrease in deposit insurance fees of $25,000.  The increase in salaries and benefits during the three months ended March 31, 2020 was due to filling vacant positions, normal salary increases and the compensation expense recognized in connection with the ESOP. The increase in data processing and professional service fees and assessments during the three months ended March 31, 2020 was due to expenses incurred to meet ongoing SEC reporting requirements.

Income Taxes. An income tax expense of $23,000 was recorded for the three months ended March 31, 2020 compared to $4,000 for the three months ended March 31, 2019. The effective tax rate was 8.2% and 2.0% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate as compared to the prior period was primarily due to the impact of a state tax credit and a state net operating loss carryforward in the prior period. The reduction in the current period’s effective tax rate as compared to the statutory rate is due to the impact of the increase in non-taxable income during the three months ended March 31, 2020.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$345,416	$3,609	4.18%	$323,340	$3,378	4.18%
Securities	38,467	249	2.59%	41,662	281	2.70%
Other	11,009	70	2.54%	13,168	107	3.25%
Total interest-earning assets	394,892	3,928	3.98%	378,170	3,766	3.98%
Non-interest-earning assets	11,909			12,033
Total assets	$406,801			$390,203
Interest-bearing liabilities:
NOW and demand deposits	$71,817	$43	0.24%	$66,746	$12	0.07%
Money market deposits	64,370	186	1.16%	60,452	177	1.17%
Savings accounts	40,108	6	0.06%	41,009	47	0.46%
Certificates of deposit	60,612	279	1.84%	63,246	278	1.76%
Total interest-bearing deposits	236,907	514	0.87%	231,453	514	0.89%
Borrowings	66,214	276	1.67%	80,451	515	2.56%
Other	1,434	—	—	1,470	—	—
Total interest-bearing liabilities	304,555	790	1.04%	313,374	1,029	1.31%
Non-interest-bearing deposits	40,961			40,579
Other noninterest-bearing liabilities	3,588			3,257
Total liabilities	349,104			357,210
Total equity	57,697			32,993
Total liabilities and equity	$406,801			$390,203
Net interest income		$3,138			$2,737
Net interest rate spread (1)			2.94%			2.67%
Net interest-earning assets (2)	$90,337			$64,796
Net interest margin (3)			3.18%			2.89%
Average interest-earning assets to interest-bearing liabilities	129.66%			120.68%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$231	$—	$231
Securities	(21)	(11)	(32)
Other	(16)	(21)	(37)
Total interest-earning assets	194	(32)	162
Interest-bearing liabilities:
Savings, NOW and money market accounts	1	30	31
Money market Deposits	11	(2)	9
Retail and commercial savings deposits	(1)	(40)	(41)
Certificates of deposit	(12)	13	1
Total interest-bearing deposits	(1)	1	—
Borrowings	(80)	(159)	(239)
Total interest-bearing liabilities	(81)	(158)	(239)
Change in net interest income	$275	$126	$401

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the Federal Home Loan Bank of Boston as supplemental sources of funds. At March 31, 2020 and December 31, 2019, we had $67.0 million and $66.2 million outstanding in advances from the Federal Home Loan Bank of Boston, respectively, and the ability to borrow an additional $75.5 million and $81.7 million, respectively. Additionally, at March 31, 2020 and December 31, 2019, we had an overnight line of credit with the Federal Home Loan Bank of Boston for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At March 31, 2020 and December 31, 2019, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was ($72,000) and $354,000 for the three months ended March 31, 2020 and 2019, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations, net of principal collections, and the purchase of securities available for sale, offset by proceeds from the sale and maturity of securities available for sale, was $2.7 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and Federal Home Loan Bank advances, was $3.2 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Boston advances, as well as brokered certificates of deposit as needed, to fund loan growth.

COVID-19 has adversely impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. We have performed an additional stress test that illustrates the impact of 35% of our loan portfolio payments being deferred for six months. This stress scenario was added to our base scenario which factored in our budgeted annual growth for 2020. The results indicated that our liquidity position remains strong.

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

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations.  At March 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $10.0 million.

At March 31, 2020 and December 31, 2019, the Company exceeded all its regulatory capital requirements. See Note 9 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at March 31, 2020.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$31,958	$(14,524)	(31.2)%	8.9%	$(229)
300 bp	36,486	(9,996)	(21.5)	9.8	(140)
200 bp	41,013	(5,469)	(11.8)	10.6	(59)
100 bp	45,241	(1,241)	(2.7)	11.3	7
0	46,482	—	—	11.2	—
(100) bp	37,227	(9,255)	(19.9)	8.9	(232)

The  NPV ratio in the -100 bp change in interest rates scenario was -19.9% at March 31, 2020 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV ratio resulting in a mathematical aberration.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the way actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of March 31, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 11.8% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 19.9% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Federal Savings Bank— Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of

March 31, 2020.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

During the quarter ended March 31, 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2020, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the definitive Prospectus dated May 14, 2019.  As of March 31, 2020, except for the additional risk factor disclosed below, the Company believes that the risk factors applicable to it have not changed materially from those disclosed in the Company’s Definitive Prospectus dated May 14, 2019, as filed with the Securities and Exchange Commission on May 23, 2019.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19.  If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

We do not yet know the full extent of COVID-19’s effects on our business because there have been no comparable recent global pandemics that resulted in similar global impact, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: May 15, 2020	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: May 15, 2020	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer