Form 10-Q
period 2020-06-30
First Seacoast Bancorp
filed 2020-08-14
CIK 1769267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

6,083,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 14, 2020, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$30,625	$4,009
Interest bearing time deposits with other banks	2,488	2,735
Securities available-for-sale, at fair value	44,223	44,785
Federal Home Loan Bank stock	2,776	2,971
Loans	381,488	344,855
Less allowance for loan losses	(3,153)	(2,875)
Net loans	378,335	341,980
Land, building and equipment, net	5,311	5,338
Bank-owned life insurance	4,292	4,267
Accrued interest receivable	1,360	1,235
Other assets	1,998	2,173
Total assets	$471,408	$409,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$59,942	$41,586
Interest bearing deposits	270,683	240,030
Total deposits	330,625	281,616
Advances from Federal Home Loan Bank	51,312	66,219
Advances from Federal Reserve Bank	25,713	—
Mortgagors’ tax escrow	706	586
Deferred compensation liability	1,590	1,607
Other liabilities	3,090	2,399
Total liabilities	413,036	352,427
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 6,083,500 shares issued and outstanding as of June 30, 2020 and December 31, 2019	61	61
Additional paid-in capital	25,622	25,636
Equity capital	33,901	33,113
Accumulated other comprehensive income	994	521
Unearned compensation - ESOP 220,587 and 226,549 shares unallocated at June 30, 2020 and December 31, 2019, respectively	(2,206)	(2,265)
Total stockholders' equity	58,372	57,066
Total liabilities and stockholders' equity	$471,408	$409,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$3,606	$3,487	$7,215	$6,865
Interest on debt securities:
Taxable	64	205	151	417
Non-taxable	224	136	414	251
Total interest on debt securities	288	341	565	668
Dividends	36	58	78	119
Total interest and dividend income	3,930	3,886	7,858	7,652
Interest expense:
Interest on deposits	420	562	934	1,076
Interest on borrowed funds	239	505	515	1,020
Total interest expense	659	1,067	1,449	2,096
Net interest and dividend income	3,271	2,819	6,409	5,556
Provision for loan losses	160	25	275	25
Net interest income after provision for loan losses	3,111	2,794	6,134	5,531
Noninterest income:
Customer service fees	225	254	457	473
Gain on sale of loans	166	24	218	35
Securities gains (losses), net	169	(2)	283	(10)
Income from bank-owned life insurance	21	29	25	59
Loan servicing fee income (loss)	18	(20)	(7)	(25)
Investment services fees	52	61	99	105
Other income	10	12	25	24
Total noninterest income	661	358	1,100	661
Noninterest expense:
Salaries and employee benefits	1,962	1,773	3,952	3,525
Director compensation	67	76	125	156
Occupancy expense	171	169	324	340
Equipment expense	146	133	290	265
Marketing	67	165	158	247
Data processing	292	85	559	304
Deposit insurance fees	17	65	47	120
Professional fees and assessments	224	113	420	243
Debit card fees	67	40	116	75
Employee travel and education expenses	22	68	54	119
Other expense	183	246	355	397
Total noninterest expense	3,218	2,933	6,400	5,791
Income before income tax expense	554	219	834	401
Income tax expense	23	6	46	10
Net income	$531	$213	$788	$391

Earnings per share:
Basic	$0.09	N/A	$0.13	N/A
Diluted	$0.09	N/A	$0.13	N/A

Weighted Average Shares:
Basic	5,862,913	N/A	5,861,423	N/A
Diluted	5,862,913	N/A	5,861,423	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$531	$213	$788	$391
Other comprehensive income, net of income taxes:
Unrealized gains on available for sale securities:
Unrealized holding gains on securities available-for-sale arising during the period net of income taxes of $163, $124, $257 and $318, respectively	436	332	688	850
Reclassification adjustment for (gains)/losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $18, $4, $36 and $13, respectively	(49)	12	(96)	37
Total unrealized gains on securities	387	344	592	887
Derivatives:
Change in interest rate swaps net of income taxes of $(45), $-0-, $(45) and $-0-, respectively	(119)	—	(119)	—
Other comprehensive income	268	344	473	887
Comprehensive income	$799	$557	$1,261	$1,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total Equity Capital
Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$32,727
Net income	—	—	—	178	—	—	178
Other comprehensive income	—	—	—	—	543	—	543
Balance March 31, 2019	—	—	—	33,370	78	—	33,448
Net income	—	—	—	213	—	—	213
Other comprehensive income	—	—	—	—	344	—	344
Balance June 30, 2019	—	$—	$—	$33,583	$422	$—	$34,005
Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$(2,265)	$57,066
Net income	—	—	—	257	—	—	257
Other comprehensive income	—	—	—	—	205	—	205
ESOP shares earned - 2,981 shares	—	—	(3)	—	—	29	26
Balance March 31, 2020	6,083,500	61	25,633	33,370	726	(2,236)	57,554
Net income	—	—	—	531	—	—	531
Other comprehensive income	—	—	—	—	268	—	268
ESOP shares earned - 2,981 shares	—	—	(11)	—	—	30	19
Balance June 30, 2020	6,083,500	$61	$25,622	$33,901	$994	$(2,206)	$58,372

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$788	$391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
ESOP expense	45	—
Depreciation	290	265
Net amortization of bond premium	151	40
Provision for loan losses	275	25
Gain on sale of loans	(218)	(35)
Securities (gains) losses, net	(283)	10
Proceeds from loans sold	9,037	2,206
Origination of loans sold	(8,819)	(2,171)
Increase in bank-owned life insurance	(25)	(59)
Increase (decrease) in deferred fees on loans	1,089	(12)
Deferred tax benefit	(306)	(130)
Increase in accrued interest receivable	(125)	(84)
Decrease (increase) in other assets	261	(913)
Decrease in deferred compensation liability	(17)	(15)
Increase in other liabilities	571	47
Net cash provided by (used in) operating activities	2,714	(435)
Cash flows from investing activities:
Proceeds from sales and maturities of securities available-for-sale	19,421	7,009
Purchase of securities available-for-sale	(17,914)	(9,916)
Purchase of property and equipment	(262)	(120)
Loan purchases	(9,901)	—
Loan originations and principal collections, net	(27,819)	(13,168)
Net redemption of Federal Home Loan Bank stock	195	1,250
Proceeds from sales of interest bearing time deposits with other banks	247	1,739
Net cash used by investing activities	(36,033)	(13,206)
Cash flows from financing activities:
Net increase (decrease) in NOW, demand deposits, money market and savings accounts	51,979	(2,971)
Net (decrease) increase in certificates of deposit	(2,970)	12,429
Increase in mortgagors’ escrow accounts	120	58
Proceeds from short-term FHLB advances	5,000	137,654
Payments on short-term FHLB advances	(29,907)	(157,379)
Proceeds from long-term FHLB advances	20,000	—
Payments on long-term FHLB advances	(10,000)	—
Proceeds from short-term FRB advances	25,713	—
Proceeds from stock subscriptions	—	28,609
Net cash provided by financing activities	59,935	18,400
Net change in cash and cash equivalents	26,616	4,759
Cash and cash equivalents at beginning of period	4,009	5,889
Cash and cash equivalents at end of period	$30,625	$10,648
Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$1,435	$2,132
Cash paid for income taxes	59	13
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	812	1,219
Deferred taxes	(220)	(332)
Other comprehensive income	592	887
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(164)	—
Deferred taxes	45	—
Other comprehensive income	(119)	—

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

The Bank focuses on four core services that center around customer needs. The core services include residential lending, commercial banking, personal banking, and wealth management. The Bank offers a full range of commercial and consumer banking services through its network of five full-service branch locations. Banking services, the Company’s only reportable operating segment, is managed as a single strategic unit.

The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit and Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC regulations.

Investment management services are offered at the Company’s full-service wealth management office in Dover, New Hampshire. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the accompanying balance sheets. Assets under management totaled approximately $49.6 million and $49.3 million at June 30, 2020 and December 31, 2019, respectively. Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance and annuity products.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of June 30, 2020, there is no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan while the incurred loss approach delays the recognition of a loan loss until it was probable a loss event was incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

Recent Accounting Pronouncements

In June 2020, the FASB issued ASU No. 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities,” as a limited deferral of the effective dates, for one year, of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and ASU No. 2016-02, “Leases (Topic 842),” to provide immediate, near-term relief for certain entities for whom these ASU’s are either currently or imminently effective as a result of COVID-19. The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as of January 1, 2019.  The Company does not expect the adoption of ASU No. 2016-02, “Leases (Topic 842),” to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential burden in accounting due to reference rate reform. The guidance in this update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made, and hedging relationships entered into, on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies accounting for income taxes by removing specific technical exceptions. The guidance removes the need for companies to analyze whether (1) the exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses apply in a given period. The amendments in this ASU are effective for smaller reporting companies for fiscal years ending after December 15, 2021. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Initially the FASB approved a proposal to delay the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2020. On June 30, 2020, the FASB further delayed the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which seeks to clarify ASU 2016-02 with respect to certain aspects of the update and ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides transition relief on comparative reporting upon adoption of the ASU. The Company currently has no leases with terms longer than 12 months. The Company does not expect these ASUs to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for smaller reporting companies and clarifying that operating lease receivables are outside the scope of Accounting Standards Codification Topic 326. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification.  In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13, while still providing financial statement users with decision-useful information. On October 16, 2019, the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022.  Early adoption is permitted.  Upon adoption, however, the Company will apply the standard’s provisions as a cumulative effect adjustment to equity capital as of the first reporting period in which the guidance is effective. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

2.	Cash and Due From Banks

At June 30, 2020 and December 31, 2019, cash and due from banks totaled $30.6 million and $4.0 million, respectively. The Company pledged cash collateral to derivative counterparties totaling $525,000 and $-0- at June 30, 2020 and December 31, 2019, respectively. See Note 11 for a discussion of the Company’s derivative and hedging activities.

3.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,000	$11	$—	$1,011
U.S. Government agency small business administration pools guaranteed by SBA	2,620	61	—	2,681
Collateralized mortgage obligations issued by the FHLMC	772	15	—	787
Residential mortgage backed securities	2,684	75	—	2,759
Municipal bonds	35,620	1,402	(37)	36,985
	$42,696	$1,564	$(37)	$44,223

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$9,000	$11	$(14)	$8,997
U.S. Government agency small business administration pools guaranteed by SBA	2,760	—	(20)	2,740
Collateralized mortgage obligations issued by the FHLMC	986	—	(6)	980
Residential mortgage backed securities	3,186	4	(2)	3,188
Municipal bonds	28,138	800	(58)	28,880
	$44,070	$815	$(100)	$44,785

The amortized cost and fair values of available-for-sale securities at June 30, 2020 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2020
Due after one year through five years	$—	$—
Due after five years through ten years	1,000	1,011
Due after ten years	35,620	36,985
Total U.S. Government-sponsored enterprises obligations and municipal bonds	$36,620	$37,996
U.S. Government agency small business pools guaranteed by SBA	2,620	2,681
Collateralized mortgage obligations issued by the FHLMC	772	787
Residential mortgage backed securities	2,684	2,759
Total	$42,696	$44,223

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2020
U.S. Government sponsored enterprises obligations	—	$—	$—	—	$—	$—	$—	$—
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	—	—	—	—	—	—	—	—
Municipal bonds	14	4,793	(37)	—	—	—	4,793	(37)
	14	$4,793	$(37)	—	$—	$—	$4,793	$(37)
December 31, 2019
U.S. Government sponsored enterprises obligations	2	$1,995	$(5)	1	$1,991	$(9)	$3,986	$(14)
U.S. Government agency small business administration pools guaranteed by SBA	2	2,740	(20)	—	—	—	2,740	(20)
Collateralized mortgage obligations issued by the FHLMC	1	980	(6)	—	—	—	980	(6)
Residential mortgage backed securities	1	999	(2)	—	—	—	999	(2)
Municipal bonds	8	4,052	(58)	—	—	—	4,052	(58)
	14	$10,766	$(91)	1	$1,991	$(9)	$12,757	$(100)

In evaluating whether the investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of June 30, 2020 or December 31, 2019.

Proceeds from sales, maturities, and gross realized gains and losses on available-for-sale securities were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Proceeds from sales and maturities of securities available-for-sale	$3,690	$5,529	$19,421	$7,009
Gross realized gains	169	7	287	10
Gross realized losses	—	(9)	(4)	(20)
Net realized gains (losses)	$169	$(2)	$283	$(10)

As of June 30, 2020 and December 31, 2019, there were no holdings at either date that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s available-for-sale securities.

4.	Loans

The Bank’s lending activities are primarily conducted in and around Dover, New Hampshire and in the areas surrounding its branches. The Bank grants commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development, and land loans, 1–4 family residential loans, home equity line of credit loans and consumer loans. Most loans are collateralized by real estate. The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP Loans”).  The CARES Act provides that PPP Loans are fully guaranteed as to principal and interest by the SBA. As of June 30, 2020, the Bank originated 269 PPP Loans with aggregate outstanding principal balances of $32.7 million and are included in the commercial and industrial loans category (C+I).

Loans consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial real estate (CRE)	$69,068	$70,194
Multifamily (MF)	6,425	4,888
Commercial and industrial (C+I)	53,696	24,676
Acquisition, development, and land (ADL)	23,637	18,844
1-4 family residential (RES)	217,376	213,322
Home equity line of credit (HELOC)	9,359	10,123
Consumer (CON)	1,960	1,752
Total loans	381,521	343,799
Net deferred loan (fees) costs	(33)	1,056
Allowance for loan losses	(3,153)	(2,875)
Total loans, net	$378,335	$341,980

Changes in the allowance for loan losses (“ALL”) for the three and six months ended June 30, 2020 and 2019 by portfolio segment are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2018	$560	$22	$232	$88	$1,593	$69	$7	$235	$2,806
Provision for loan losses	84	(1)	(12)	55	(8)	(18)	(2)	(98)	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, March 31, 2019	644	21	220	143	1,585	51	5	137	2,806
Provision for loan losses	78	1	(4)	(61)	143	3	3	(138)	25
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2019	722	22	216	82	1,728	54	9	(1)	2,832
Balance, December 31, 2019	781	23	350	145	1,503	52	18	3	2,875
Provision for loan losses	(4)	25	(63)	(10)	140	27	2	(2)	115
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	19	—	—	—	—	—	—	—	19
Balance, March 31, 2020	796	48	287	135	1,643	79	20	1	3,009
Provision for loan losses	(56)	4	(11)	88	47	(21)	27	82	160
Charge-offs	—	—	—	—	—	—	(18)	—	(18)
Recoveries	—	—	2	—	—	—	—	—	2
Balance, June 30, 2020	$740	$52	$278	$223	$1,690	$58	$29	$83	$3,153

As of June 30, 2020 and December 31, 2019, information about loans and the ALL by portfolio segment are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
June 30, 2020 Loan Balances
Individually evaluated for impairment	$229	$—	$1,018	$—	$65	$—	$—	$—	$1,312
Collectively evaluated for impairment	68,839	6,425	52,678	23,637	217,311	9,359	1,960	—	380,209
Total	$69,068	$6,425	$53,696	$23,637	$217,376	$9,359	$1,960	$—	$381,521
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	740	52	278	223	1,690	58	29	83	3,153
Total	$740	$52	$278	$223	$1,690	$58	$29	$83	$3,153
December 31, 2019 Loan Balances
Individually evaluated for impairment	$109	$—	$996	$—	$66	$—	$—	$—	$1,171
Collectively evaluated for impairment	70,085	4,888	23,680	18,844	213,256	10,123	1,752		342,628
Total	$70,194	$4,888	$24,676	$18,844	$213,322	$10,123	$1,752	$—	$343,799
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	781	23	350	145	1,503	52	18	3	2,875
Total	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875

The following is an aging analysis of past due loans by portfolio segment as of June 30, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$210	$—	$—	$210	$68,858	$69,068	$—
MF	—	—	—	—	6,425	6,425	—
C+I	—	—	909	909	52,787	53,696	909
ADL	—	—	—	—	23,637	23,637	—
RES	—	43	65	108	217,268	217,376	65
HELOC	8	—	—	8	9,351	9,359	—
CON	—	—	—	—	1,960	1,960	—
	$218	$43	$974	$1,235	$380,286	$381,521	$974

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$70,194	$70,194	$—
MF	—	—	—	—	4,888	4,888	—
C+I	—	—	996	996	23,680	24,676	996
ADL	—	—	—	—	18,844	18,844	—
RES	—	19	66	85	213,237	213,322	66
HELOC	—	—	—	—	10,123	10,123	—
CON	—	—	—	—	1,752	1,752	—
	$—	$19	$1,062	$1,081	$342,718	$343,799	$1,062

There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2020 or December 31, 2019.

The following table provides information on impaired loans as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	909	998	—	953	—
ADL	—	—	—	—	—
RES	65	65	—	66	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$974	$1,063	$—	$1,019	$—
December 31, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	996	1,057	—	344	36
ADL	—	—	—	—	—
RES	66	66	—	67	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$1,062	$1,123	$—	$411	$36

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

The following presents the internal risk rating of loans by portfolio segment as of June 30, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$68,724	$115	$229	$69,068
MF	6,425	—	—	6,425
C+I	50,877	1,801	1,018	53,696
ADL	23,637	—	—	23,637
RES	217,311	—	65	217,376
HELOC	9,359	—	—	9,359
CON	1,960	—	—	1,960
Total	$378,293	$1,916	$1,312	$381,521

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$70,085	$—	$109	$70,194
MF	4,888	—	—	4,888
C+I	22,208	2,166	302	24,676
ADL	18,844	—	—	18,844
RES	213,256	—	66	213,322
HELOC	10,123	—	—	10,123
CON	1,752	—	—	1,752
Total	$341,156	$2,166	$477	$343,799

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported. In response to COVID-19, we have implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral or modification of payments for 90 days, which we may extend for an additional 90 days for a maximum of 180 days on a cumulative basis. The program has been offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consist of deferred payments (which may include principal, interest, and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consist of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure. Alternatively, commercial loan borrowers may defer their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs are maintained on full accrual status during the deferral period. As of June 30, 2020, we have provided temporary payment relief for 134 loans with aggregate outstanding principal balances of $50.3 million. As of June 30, 2020, temporary modifications consisted of 55 commercial loans with aggregate outstanding principal balances of $34.3 million and 79 residential loans with aggregate outstanding principal balances of $16.0 million.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act for the temporary modifications described above.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at June 30, 2020 and December 31, 2019 were $5.4 million and $5.2 million, respectively.

5.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $50.0 million and $49.3 million at June 30, 2020 and December 31, 2019, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income (loss) in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee income (loss), including late and ancillary fees, was $18,000 and $(20,000) for the three months ended June 30, 2020 and 2019, respectively, and $(7,000) and $(25,000) for the six months ended June 30, 2020 and 2019, respectively. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2020 and 2019:

(Dollars in thousands)	2020	2019
Balance, December 31,	$397	$479
Additions	43	11
Payoffs	(26)	(11)
Change in fair value due to change in assumptions	(72)	(35)
Balance, March 31,	342	444
Additions	46	17
Payoffs	(31)	(5)
Change in fair value due to change in assumptions	(28)	(62)
Balance, June 30,	$329	$394

Fair value at June 30, 2020 was determined using a discount rate of 9.00%, weighted average prepayment rate of 18.57%, weighted average delinquency rate of 2.47% and a weighted average default rate of 0.12%. Fair value at June 30, 2019 was determined using a discount rate of 9.50%, weighted average prepayment rate of 12.89%, weighted average delinquency rate of 2.68% and a weighted average default rate of 0.10%. Mortgage servicing rights are included in other assets on the accompanying consolidated balance sheets..

6.	Deposits

Deposits consisted of the following at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
NOW and demand deposits	$148,433	$115,024
Money market deposits	75,677	65,611
Savings deposits	48,466	39,962
Time deposits of $250,000 and greater	12,151	13,481
Time deposits less than $250,000	45,898	47,538
	$330,625	$281,616

At June 30, 2020, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
2020	$31,034
2021	20,898
2022	4,233
2023	977
2024	450
2025	457
$58,049

There were no brokered deposits included in time deposits at June 30, 2020 or December 31, 2019.

7.	Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	June 30, 2020
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$10,000	2020	0.60% to 2.15% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
20,000	2025	1.35% to 1.52% – fixed
250	2028	0.00% – fixed
$51,312

	December 31, 2019
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$44,907	2020	1.77% to 2.19% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
250	2028	0.00% – fixed
$66,219

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $92.8 million and $81.7 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established a Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allows us to request advances from the FRB. Under the PPPLF, advances must be secured by pledges of PPP Loans. The interest rate applicable to any advance made under the PPPLF is 35 basis points. As of June 30, 2020, $25.7 million of PPPLF advances are outstanding and collateralized by 156 PPP Loans. Maturities of PPPLF advances are tied to the maturity of the underlying PPP loan and will be accelerated if the PPP loan is sold or forgiven.

The Bank has an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank has a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at June 30, 2020.

8.	Employee Benefits

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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038.  At June 30, 2020, the remaining principal balance on the ESOP debt was $2.3 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan.  Total compensation expense recognized in connection with the ESOP for the three and six months ended June 30, 2020 was $19,000 and $45,000, respectively.

June 30, 2020
Shares held by the ESOP include the following:
Allocated	11,924
Committed to be allocated	5,962
Unallocated	220,587
Total	238,473

The fair value of unallocated shares was approximately $1.4 million at June 30, 2020.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended June 30, 2020 and 2019 were $44,000 and $45,000, respectively, and $94,000 and $79,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The funded status (fair value of plan assets divided by funding target) as of July 1, 2019 is as follows:

2019 Valuation Report	92.61%	(1)

(1)	Fair value of plan assets reflects any contributions received through June 30, 2019 .

Based upon the funded status of the Pentegra DB Plan as of July 1, 2019, no funding improvement plan or rehabilitation plan has been implemented or is pending as of June 30, 2020.

Total pension plan expense for the three months ended June 30, 2020 and 2019  was $90,000 and $86,000, respectively, and $189,000 and $173,000 for the six months ended June 30, 2020 and 2019, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income. The Company did not pay a surcharge to the Pentegra DB Plan during the three or six months ended June 30, 2020.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of approximately $378,000 for the year ending December 31, 2020.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2020 and December 31, 2019 relating to this supplemental retirement plan was $566,000 and $590,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 5%. The expense of this salary retirement plan was $23,000 for the three months ended June 30, 2020 and 2019, respectively, and $50,000 and $46,000 for the six months ended June 30, 2020 and 2019, respectively.

Executive Supplemental Retirement Plan

The recorded liability at June 30, 2020 and December 31, 2019 relating to the supplemental retirement plan for the Bank’s former President was $171,000. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2020 and December 31, 2019.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at June 30, 2020 and December 31, 2019 relating to this supplemental executive benefit agreement was $33,000. The expense (benefit) of this supplemental plan was $-0- and $(7,000) for the three months ended June 30, 2020 and 2019, respectively and $-0- and $(13,000) for the six months ended June 30, 2020 and 2019, respectively.

Deferred Directors Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2020 and December 31, 2019 relating to this plan was $545,000 and $581,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2020 and December 31, 2019. Total supplemental retirement plan expense amounted to $18,000 and $19,000 for the three months ended June 30, 2020 and 2019, respectively, and $28,000 and $51,000 for the six months ended June 30, 2020 and 2019, respectively.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them. At June 30, 2020 and December 31, 2019, the total deferred director’s fees amounted to $275,000 and $233,000, respectively.

9.	Other Comprehensive Income

The Company reports certain items as “other comprehensive income” and reflects total comprehensive income in the consolidated financial statements for all periods containing elements of other comprehensive income. The following table presents a reconciliation of the changes in the components of other comprehensive income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive income:

Reclassification Adjustment	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Affected Line Item in Statements of Income
	(Dollars in thousands)
(Gains) losses on securities available for sale	$(169)	$2	Securities gains (losses), net
Tax effect	46	—	Income tax expense
	$(123)	$2	Net income
Net amortization of premium on securities	$102	$14	Interest on debt securities
Tax effect	(28)	(4)	Income tax expense
	$74	$10	Net income

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Gains) losses on securities available for sale	$(283)	$10	Securities gains (losses), net
Tax effect	77	(2)	Income tax expense
	$(206)	$8	Net income
Net amortization of premium on securities	$151	$40	Interest on debt securities
Tax effect	(41)	(11)	Income tax expense
	$110	$29	Net income

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2018	$(465)	$—	$(465)
Other comprehensive income (loss) before reclassification	518	—	518
Amounts reclassified from AOCI	25	—	25
Other Comprehensive income (loss)	543	—	543
Balance at March 31, 2019	78	—	78
Other comprehensive income (loss) before reclassification	332	—	332
Amounts reclassified from AOCI	12	—	12
Other Comprehensive income (loss)	344	—	344
Balance at June 30, 2019	$422	$—	$422

Balance at December 31, 2019	$521	$—	$521
Other comprehensive income (loss) before reclassification	253	—	253
Amounts reclassified from AOCI	(48)	—	(48)
Other Comprehensive income (loss)	205	—	205
Balance at March 31, 2020	726	—	726
Other comprehensive income (loss) before reclassification	436	(124)	312
Amounts reclassified from AOCI	(49)	5	(44)
Other Comprehensive income (loss)	387	(119)	268
Balance at June 30, 2020	$1,113	$(119)	$994

(1)	All amounts are net of tax

10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

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

The following table presents actual and required capital ratios as of June 30, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019, when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital (to risk- weighted assets)	$50,295	17.26%	$23,313	8.00%	$30,599	10.50%
Tier I Capital (to risk- weighted assets)	47,100	16.16	17,485	6.00	24,770	8.50
Tier I Capital (to average assets)	47,100	10.62	17,742	4.00	17,742	4.00
Common Equity Tier 1 (to risk-weighted assets)	47,100	16.16	13,114	4.50	20,399	7.00

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)	$49,259	18.52%	$21,278	8.00%	$27,928	10.50%
Tier I Capital (to risk-weighted assets)	46,321	17.41	15,961	6.00	22,611	8.50
Tier I Capital (to average assets)	46,321	11.41	16,236	4.00	16,236	4.00
Common Equity Tier 1 (to risk-weighted assets)	46,321	17.41	11,971	4.50	18,621	7.00

11.	Derivatives and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilizes interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments are designated as cash flow hedges with the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive income and recognized in earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the cash flow hedge is recognized directly in earnings.

During the three months ended June 30, 2020, the Company entered into two $5 million notional interest rate swaps that have been designated as cash flow hedges on 90-day advances from FHLB. One agreement is currently active and the other is a forward swap with a start date of April 13, 2021. The purpose of these cash flow hedges is to reduce potential interest rate risk by swapping a variable rate borrowing to a fixed rate. Management deemed it prudent to limit the variability of these interest payments by entering into these interest rate swap agreements. These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate. Publication of LIBOR is expected to cease at the end of 2021. The swap agreements allow for substitution of an alternative reference rate such as the secured overnight financing rate (“SOFR”) at that time.

The effective portion of changes in the fair value of interest rate swaps are reported in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transactions affect earnings. For the three months ended June 30, 2020, the change in fair value for these derivative instruments was $(164,000). At June 30, 2020, the fair value of interest rate swap derivatives resulted in a liability of $164,000 and is recorded in other liabilities.

The following table summarizes the Company’s derivatives associated with its interest rate risk management activities:

				June 30, 2020
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Assets	Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$—	$80
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$—	$84
Total Hedging Instruments				$10,000	$—	$164
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. Risk management results for the three months ended June 30, 2020, related to the balance sheet hedging of $5.0 million of 90 day FHLB advances, included in borrowings, indicate that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized loss which was excluded from the assessment of hedge effectiveness. The Company’s arrangement with its counterparty requires it to post cash or other assets as collateral for its interest rate swap contracts in a net liability position based on their aggregate fair value and the Company’s credit rating. At June 30, 2020, the Company posted $525,000 of cash to the counterparty as collateral on its interest rate swap contracts which was presented within cash and due from banks on the consolidated balance sheets.

12.	Fair Values of Assets and Liabilities

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at June 30, 2020 and December 31, 2019. There were no significant transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2020 and 2019.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, U.S Government agency small business administration pools guaranteed by the SBA, collateralized mortgage obligations issued by the FHLMC, residential mortgage-backed securities and other municipal bonds is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 5, Loan Servicing for more information). These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

Derivative Instruments and Hedges: The valuation of these instruments is determined using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2020
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,011	$—	$1,011	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,681	—	2,681	—
Collateralized mortgage obligations issued by the FHLMC	787	—	787	—
Mortgage-backed securities	2,759	—	2,759	—
Municipal bonds	36,985	—	36,985	—
Other assets:
Mortgage servicing rights	329	—	—	329
Other liabilities:
Derivatives	164	—	164	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2019
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$8,997	$—	$8,997	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,740	—	2,740	—
Collateralized mortgage obligations issued by the FHLMC	980	—	980	—
Mortgage-backed securities	3,188	—	3,188	—
Municipal bonds	28,880	—	28,880	—
Other assets:
Mortgage servicing rights	397	—	—	397

For the six months ended June 30, 2020 and 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2020	$397
Included in net income	(68)
Balance as of June 30, 2020	$329
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2020	$—
Balance as of January 1, 2019	$479
Included in net income	(85)
Balance as of June 30, 2019	$394
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2019	$—

(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2020					December 31, 2019
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	9.88% - 29.13%	18.57%	$329	13.08%	$397
		Discount Rate	9.00% - 9.00%	9.00%		9.50%
		Delinquency Rate	2.33% - 2.90%	2.47%		2.48%
		Default Rate	0.08% - 0.14%	0.12%		0.09%

(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

See Note 5, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at June 30, 2020.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain impaired loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At June 30, 2020, the Company’s only asset measured at fair value on a nonrecurring basis is a loan identified as impaired for which a partial write-off has been recorded. This impaired loan is reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted, and therefore classified as Level 3.

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2020
Impaired Loans	$909	$—	$—	$909

December 31, 2019
Impaired Loans	$996	$—	$—	$996

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input
June 30, 2020
Impaired Loans	$909	Market Approach Appraisal of Collateral	Selling Costs Provision

December 31, 2019
Impaired Loans	$996	Market Approach Appraisal of Collateral	Selling Costs Provision

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2020 or December 31, 2019.

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets:
Cash and due from banks	$30,625	$30,625	$30,625	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	2,776	2,776	—	2,776	—
Bank-owned life insurance	4,292	4,292	—	4,292	—
Loans, net	378,335	377,325	—	—	377,325
Accrued interest receivable	1,360	1,360	1,360	—	—
Financial Liabilities:
Deposits	$330,625	$331,080	$272,576	$58,504	$—
Advances from Federal Home Loan Bank	51,312	52,897	—	52,897	—
Advances from Federal Reserve Bank	25,713	25,713		25,713
Mortgagors’ tax escrow	706	706	—	706	—
December 31, 2019
Financial Assets:
Cash and due from banks	$4,009	$4,009	$4,009	$—	$—
Interest-bearing time deposits with other banks	2,735	2,735	—	2,735	—
Federal Home Loan Bank stock	2,971	2,971	—	2,971	—
Bank-owned life insurance	4,267	4,267	—	4,267	—
Loans, net	341,980	336,847	—	—	336,847
Accrued interest receivable	1,235	1,235	1,235	—	—
Financial Liabilities:
Deposits	$281,616	$281,707	$220,596	$61,111	$—
Advances from Federal Home Loan Bank	66,219	66,060	—	66,060	—
Mortgagors’ tax escrow	586	586	—	586	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at June 30, 2020 and consolidated results of operations for the three and six months ended June 30, 2020 and 2019. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report, and it should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 27, 2020, with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the FHLB, in one- to four-family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans.  In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans, and we intend to continue that focus after the reorganization and offering.

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire and one full-service banking office in Rockingham County, New Hampshire. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

COVID-19 Pandemic

In March 2020, the outbreak of the COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility, and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

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

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. As of June 30, 2020, the Bank made 269 PPP Loans with aggregate outstanding principal balances of $32.7 million.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. This program allows for a deferral or modification of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The program has been offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consist of deferred payments (which may include principal, interest, and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consist of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure.  Alternatively, commercial loan borrowers may defer their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs are maintained on full accrual status during the deferral period. As of June 30, 2020, we have provided temporary payment relief for 134 loans with aggregate outstanding principal balances of $50.3 million. Under the applicable regulatory guidance, none of these loans were considered restructured as of June 30, 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions, and expectations;
•	statements regarding our business plans, prospects, growth, and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•

the COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers. It is not possible to accurately predict the extent, severity, or duration of the pandemic on us and on our customers, employees, and third-party service providers;

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
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations or increase the level of defaults, losses, and prepayments on loans we have made and make;

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
•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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

Comparison of Financial Condition at June 30, 2020 (unaudited) and December 31, 2019

Total Assets. Total assets were $471.4 million as of June 30, 2020, an increase of $61.9 million, or 15.1%, when compared to total assets of $409.5 million at December 31, 2019. The increase was due primarily to a $36.4 million increase in net loans and a $26.6 million increase in cash and due from banks.

Cash and Due From Banks. Cash and due from banks increased $26.6 million, or 663.9%, to $30.6 million at June 30, 2020 from $4.0 million at December 31, 2019. This increase primarily resulted from a $49.0 million increase in deposits and $25.7 million of borrowings from the FRB under the PPPLF, offset by a decrease in advances from the FHLB of $14.9 million and a $36.4 million increase in net loans for the six months ended June 30, 2020.

Available-for-Sale Securities. Available-for-sale securities decreased by $562,000, or 1.3%, to $44.2 million at June 30, 2020 from $44.8 million at December 31, 2019. This decrease was the result of the sale of available-for-sale securities, which resulted in a gain of $283,000 during the six months ended June 30, 2020.

Net Loans. Net loans increased $36.4 million, or 10.6%, to $378.3 million at June 30, 2020 from $342.0 million at December 31, 2019. During the six months ended June 30, 2020, we originated $115.3 million of loans (including $32.7 million of PPP loans classified as commercial and industrial loans), including $47.9 million of one- to four-family residential mortgage loans, $2.4 million of commercial real estate mortgage loans, $11.6 million of acquisition, development and land loans, $35.7 million of commercial and industrial loans, $4.9 million of multi- family loans and $2.9 million of consumer and home equity loans and lines of credit. During the six months ended June 30, 2020, we had $77.5 million in loan principal repayments. We also purchased $9.9 million of one- to four-family residential mortgage loans during the six months ended June 30, 2020.

Net deferred loan (fees) costs decreased $1.1 million during the six months ended June 30, 2020 primarily due to fees received from the SBA for processing PPP loans. Total SBA fees received was $1.4 million. SBA fee income recognized during the six months ended June 30, 2020 was $134,000 and is included in interest and fees on loans.

The largest increase in our loan portfolio was in the commercial and industrial loan portfolio due to the origination of $32.7 million of PPP loans as of June 30, 2020. Our strategy to grow the balance sheet continues to be through originations of one- to four-family residential mortgage loans, while also diversifying into higher yielding commercial and industrial loans to improve net margins and manage interest rate risk. We continue to consider selling selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

One- to four-family residential mortgage loans increased $4.1 million, or 1.9%, to $217.4 million at June 30, 2020 from $213.3 million at December 31, 2019. Commercial real estate mortgage loans decreased $1.1 million, or 1.6%, to $69.1 million from $70.2 million at December 31, 2019. Multi-family loans increased $1.5 million, or 31.4%, to $6.4 million from $4.9 million at December 31, 2019. Commercial and industrial loans increased $29.0 million, or 117.6%, to $53.7 million from $24.7 million at December 31, 2019. Acquisition, development, and land loans increased $4.8 million, or 25.4%, to $23.6 million from $18.8 million at December 31, 2019. Home equity loans and lines of credit decreased $764,000, or 7.5%, to $9.4 million from $10.1 million at December 31, 2019. Consumer loans increased $208,000, or 11.9%, to $2.0 million from $1.8 million at December 31, 2019.

Our allowance for loan losses increased $278,000 to $3.2 million at June 30, 2020 from $2.9 million at December 31, 2019.  The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred.  This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding COVID-19, the Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at June 30, 2020 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos, and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio at June 30, 2020.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

Deposits increased $49.0 million, or 17.4%, to $330.6 million at June 30, 2020 from $281.6 million at December 31, 2019 primarily as a result of an increase in commercial deposits. Core deposits (defined as deposits other than time deposits) increased $52.0 million, or 23.6%, to $272.6 million from $220.6 million at December 31, 2019. The increase was due to an increase in savings deposits of $8.5 million, an increase in money market deposits of $10.1 million and an increase in NOW and demand deposit accounts of $33.4 million. Time deposits decreased $3.0 million, or 4.9%, to $58.0 million from $61.0 million at December 31, 2019. There were no brokered deposits included in time deposits at June 30, 2020 or December 31, 2019.

Borrowings. Total borrowings increased $10.8 million, or 16.3%, to $77.0 million at June 30, 2020 from $66.2 million at December 31, 2019. Advances from FHLB decreased $14.9 million, or 22.5%, to $51.3 million at June 30, 2020 from $66.2 million at December 31, 2019 as a result of scheduled maturities.  The decrease in advances from the FHLB was offset by a $25.7 million increase in advances from the FRB under the PPPLF program.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.3 million, or 2.3%, to $58.4 million at June 30, 2020 from $57.1 million at December 31, 2019. This increase was due primarily to other comprehensive income of $473,000 related to net changes in unrealized holding gains in the available-for-sale securities portfolio and fair value of interest rate swap derivatives, and net income of $788,000 for the six months ended June 30, 2020.

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

Nonperforming loans were $974,000 and $1.1 million, or 0.26% and 0.31% of total loans, at June 30, 2020 and December 31, 2019, respectively. Nonperforming loans consist primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $909,000 at June 30, 2020, and is secured by all business assets. The SBA-guarantee covers 75% of the loan balance. Although this loan was performing according to its original terms at June 30, 2020, it was considered nonperforming due to the financial condition and prospects of the borrower. At June 30, 2020 and December 31, 2019, we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and June 30, 2019 (unaudited)

Net Income. Net income was $531,000 for the three months ended June 30, 2020, compared to net income of $213,000 for the three months ended June 30, 2019, an increase of $318,000, or 149.3%. The increase was primarily due to an increase in net interest and dividend income after provision for loan losses of $317,000 and an increase in noninterest income of $303,000, offset by an increase in noninterest expense of $285,000 and a $17,000 increase in the provision for income taxes during the three months ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income increased $44,000, or 1.1%, to $3.9 million for the three months ended June 30, 2020 from $3.9 million for the three months ended June 30, 2019. This increase was due to a $119,000 increase in interest and fees on loans, primarily due to an increase of $42.8 million in the average balance of the loan portfolio to $374.9 million for the three months ended June 30, 2020 from $332.1 million for the three months ended June 30, 2019, offset by a $75,000 decrease in interest and dividend income on investments, or 18.8%, to $324,000 for the three months ended June 30, 2020 from $399,000 for the three months ended June 30, 2019. The weighted average annualized yield for the loan portfolio decreased to 3.85% for the three months ended June 30, 2020 from 4.20% for the three months ended June 30, 2019. The weighted average annualized yield for the investment portfolio decreased to 2.35% for the three months ended June 30, 2020 from 2.80% for the three months ended June 30, 2019.

Average interest-earning assets increased $62.8 million, to $451.3 million for the three months ended June 30, 2020 from $388.5 million for the three months ended June 30, 2019. The annualized yield on interest earning-assets decreased 52 basis points to 3.48% for the three months ended June 30, 2020 from 4.00% for the three months ended June 30, 2019.

Interest Expense. Total interest expense decreased $408,000, or 38.2%, to $659,000 for the three months ended June 30, 2020 from $1.1 million for the three months ended June 30, 2019. Interest expense on deposits decreased $142,000, or 25.3% to $420,000 for the three months ended June 30, 2020 from $562,000 for the three months ended June 30, 2019 due to a decrease in deposit rates, offset by an increase in interest-bearing deposit balances. The weighted average annualized rate of interest-bearing deposits decreased to 0.64% for the three months ended June 30, 2020 from 0.95% for the three months ended June 30, 2019. The average balance of interest-bearing deposits increased to $263.6 million for the three months ended June 30, 2020 from $236.3 million for the three months ended June 30, 2019, an increase of $27.3 million, or 11.6%.

Interest expense on borrowed funds decreased $266,000, or 52.7% to $239,000 for the three months ended June 30, 2020 from $505,000 for the three months ended June 30, 2019, primarily due to a decrease in the borrowing rate, offset by an increase in the amount of funds borrowed. The weighted average annualized rate of borrowings decreased to 1.19% for the three months ended June 30, 2020 from 2.57% for the three months ended June 30, 2019. The average balance increased $1.8 million, or 2.3%, to $80.4 million for the three months ended June 30, 2020 from $78.6 million for the three months ended June 30, 2019. The increase in the average balance of borrowed funds was due primarily to funds borrowed from the FRB under the PPPLF program.

Net Interest Income. Net interest income increased $452,000, or 16.0%, to $3.3 million for the three months ended June 30, 2020 from $2.8 million for the three months ended June 30, 2019. This increase was due to a $62.8 million, or 16.2%, increase in the balance of interest-earning assets during the three months ended June 30, 2020. The annualized net interest margin of 2.90% for the three months ended June 30, 2020 remained unchanged from the three months ended June 30, 2019.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a $160,000 provision for loan losses for the three months ended June 30, 2020, compared to $25,000 for the three months ended June 30, 2019. The increase in the provision for the three months ended June 30, 2020 was primarily due to the adjustments to our qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $303,000, or 84.6%, to $661,000 for the three months ended June 30, 2020 compared to $358,000 for the three months ended June 30, 2019. The increase in non-interest income during the three months ended June 30, 2020 was due primarily to a $142,000 increase in gain on sale of loans and a $171,000 increase in securities gains (losses), net, during the three months ended June 30, 2020.

Non-Interest Expense. Non-interest expense increased $285,000, or 9.7%, to $3.2 million for the three months ended June 30, 2020 from $2.9 million for the three months ended June 30, 2019. The increase to non-interest expense was primarily due to increased salaries and employee benefits of $189,000, or 10.7%, increased professional fees and assessments of $111,000, or 98.2%, increased data processing fees of $207,000, or 243.5%, offset by decreased marketing expenses of $98,000, or 59.4%, decreased deposit insurance fees of $48,000, or 73.8%, and decreased employee travel and education expense of $46,000, or 67.6%, for the three months ended June 30, 2020. The increase in salaries and benefits during the three months ended June 30, 2020 was due to filling vacant positions, normal salary increases, employee bonus accruals and compensation expense recognized in connection with the ESOP.  The increase in professional fees and assessments for the three months ended June 30, 2020 was due to expenses incurred to meet ongoing SEC reporting requirements. Data processing fees for the three months ended June 30, 2019 were net of the receipt of proceeds from an insurance claim.

Income Taxes. An income tax expense of $23,000 was recorded for the three months ended June 30, 2020 compared to $6,000 for the three months ended June 30, 2019. The effective tax rate was 4.2% and 2.7% for the three months ended June 30, 2020 and 2019, respectively. The difference between the Company’s effective tax rate as compared to the statutory rate of 21% is due to the impact of non-taxable income during the three months ended June 30, 2020 and 2019.

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

	For the Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$374,947	$3,606	3.85%	$332,138	$3,487	4.20%
Securities	44,558	262	2.35%	43,086	302	2.80%
Other	31,749	62	0.78%	13,263	97	2.93%
Total interest-earning assets	451,254	3,930	3.48%	388,487	3,886	4.00%
Non-interest-earning assets	12,569			12,461
Total assets	$463,823			$400,948
Interest-bearing liabilities:
NOW and demand deposits	$84,274	$53	0.25%	$67,803	$13	0.08%
Money market deposits	74,502	109	0.59%	59,784	167	1.12%
Savings accounts	45,347	8	0.07%	40,439	59	0.58%
Certificates of deposit	59,473	250	1.68%	68,241	323	1.89%
Total interest-bearing deposits	263,596	420	0.64%	236,267	562	0.95%
Borrowings	80,436	239	1.19%	78,631	505	2.57%
Other	1,889	—	—	1,770	—	—
Total interest-bearing liabilities	345,921	659	0.76%	316,668	1,067	1.35%
Non-interest-bearing deposits	56,219			42,220
Other noninterest-bearing liabilities	3,679			8,232
Total liabilities	405,819			367,120
Total stockholders' equity	58,004			33,828
Total liabilities and stockholders' equity	$463,823			$400,948
Net interest income		$3,271			$2,819
Net interest rate spread (1)			2.72%			2.65%
Net interest-earning assets (2)	$105,333			$71,819
Net interest margin (3)			2.90%			2.90%
Average interest-earning assets to interest-bearing liabilities	130.45%			122.68%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$427	$(308)	$119
Securities	10	(50)	(40)
Other	70	(105)	(35)
Total interest-earning assets	507	(463)	44
Interest-bearing liabilities:
NOW and demand deposits	4	36	40
Money market deposits	34	(92)	(58)
Savings accounts	6	(57)	(51)
Certificates of deposit	(39)	(34)	(73)
Total interest-bearing deposits	5	(147)	(142)
Borrowings	11	(277)	(266)
Total interest-bearing liabilities	16	(424)	(408)
Change in net interest income	$491	$(39)	$452

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019 (unaudited)

Net Income. Net income was $788,000 for the six months ended June 30, 2020, compared to net income of $391,000 for the six months ended June 30, 2019, an increase of $397,000, or 101.5%. The increase was related primarily to an increase in net interest and dividend income after provision for loan losses of $603,000 and an increase in noninterest income of $439,000, offset by an increase in noninterest expenses of $609,000 and an increase in income tax expense of $36,000 during the six months ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income increased $206,000, or 2.7%, to $7.9 million for the six months ended June 30, 2020 from $7.7 million for the six months ended June 30, 2019. This increase was due to a $350,000 increase in interest and fees on loans, primarily due to an increase of $32.4 million in the average balance of the loan portfolio to $360.2 million for the six months ended June 30, 2020 from $327.8 million for the six months ended June 30, 2019, offset by a $144,000 decrease in interest and dividend income on investments, or 18.3%, to $643,000 for the six months ended June 30, 2020 from $787,000 for the six months ended June 30, 2019. The weighted average annualized yield for the loan portfolio decreased to 4.01% for the six months ended June 30, 2020 from 4.19% for the six months ended June 30, 2019. The weighted average annualized yield for the investment portfolio decreased to 2.50% for the six months ended June 30, 2020 from 2.75% for the six months ended June 30, 2019.

Average interest-earning assets increased $39.7 million, to $423.1 million for the six months ended June 30, 2020 from $383.4 million for the six months ended June 30, 2019. The annualized yield on interest earning-assets decreased to 3.71% for the six months ended June 30, 2020 from 3.99% for the six months ended June 30, 2019.

Interest Expense. Total interest expense decreased $647,000, or 30.9%, to $1.4 million for the six months ended June 30, 2020 from $2.1 million for the six months ended June 30, 2019. Interest expense on borrowed funds decreased $505,000, or 49.5%, to $515,000 for the six months ended June 30, 2020 from $1.0 million for the six months ended June 30, 2019. The average balance of borrowings decreased to $73.3 million for the six months ended June 30, 2020 from $79.5 million for the six months ended June 30, 2019, a decrease of $6.2 million, or 7.8%, and a decrease in the weighted average annualized rate paid on borrowings to 1.40% for the six months ended June 30, 2020 from 2.56% for the six months ended June 30, 2019.

While deposit balances increased, the interest expense on deposits decreased $142,000 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The average balance of interest-bearing deposits increased to $250.3 million for the six months ended June 30, 2020 from $233.9 million for the six months ended June 30, 2019, an increase of $16.4 million, or 7.0%, and the weighted average annualized rate on deposits decreased to 0.75% for the six months ended June 30, 2020 from 0.92% for the six months ended June 30, 2019.

Net Interest Income. Net interest income increased $853,000, or 15.4%, to $6.4 million for the six months ended June 30, 2020 from $5.6 million for the six months ended June 30, 2019. This increase was due to a $39.7 million, or 10.3%, increase in the balance of interest-earning assets during the six months ended June 30, 2020, and an increase in the annualized net interest margin to 3.03% for the six months ended June 30, 2020 from 2.90% for the six months ended June 30, 2019.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a $275,000 provision for loan losses for the six months ended June 30, 2020, compared to $25,000 for the six months ended June 30, 2019. The increase in the provision for the six months ended June 30, 2020 was primarily due to adjustments to our qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $439,000, or 66.4%, to $1.1 million for the six months ended June 30, 2020 compared to $661,000 for the six months ended June 30, 2019. The increase in non-interest income during the six months ended June 30, 2020 was due primarily to a $293,000 increase in securities gains (losses), net, and a $183,000 increase in gain on sale of loans during the six months ended June 30, 2020.

Non-Interest Expense. Non-interest expense increased $609,000, or 10.5%, to $6.4 million for the six months ended June 30, 2020 from $5.8 million for the six months ended June 30, 2019. The increase to non-interest expense was primarily due to increased salaries and employee benefits of $427,000, or 12.1%, increased data processing expense of $255,000, or 83.9%, and increased professional fees and assessments of $177,000, or 72.8%, offset by decreased marketing expenses of $89,000, or 36.0%, decreased deposit insurance fees of $73,000, or 60.8%, and decreased employee travel and education expenses of $65,000, or 54.6%. The increase in salaries and benefits during the six months ended June 30, 2020 was due to filling vacant positions, normal salary increases, employee bonus accruals and compensation expense recognized in connection with the ESOP. The increase in professional fees and assessments was due to expenses incurred to meet SEC reporting requirements. Data processing fees for the six months ended June 30, 2019 were net of the receipt of proceeds from an insurance claim.

Income Taxes. An income tax expense of $46,000 was recorded for the six months ended June 30, 2020 compared to $10,000 for the six months ended June 30, 2019. The effective tax rate was 5.5% and 2.5% for the six months ended June 30, 2020 and 2019, respectively. The difference between the Company’s effective tax rate as compared to the statutory rate of 21% is due to the impact of non-taxable income during the six months ended June 30, 2020 and 2019.

Average Balance Sheets

The following tables set forth average balance sheets, average yields, and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$360,181	$7,215	4.01%	$327,763	$6,865	4.19%
Securities	41,513	518	2.50%	42,378	583	2.75%
Other	21,379	125	1.17%	13,260	204	3.08%
Total interest-earning assets	423,073	7,858	3.71%	383,401	7,652	3.99%
Non-interest-earning assets	12,239			12,191
Total assets	$435,312			$395,592
Interest-bearing liabilities:
NOW and demand deposits	$78,045	$97	0.25%	$67,277	$24	0.07%
Money market deposits	69,436	295	0.85%	60,116	345	1.15%
Savings accounts	42,727	14	0.07%	40,722	106	0.52%
Certificates of deposit	60,042	528	1.76%	65,758	601	1.83%
Total interest-bearing deposits	250,250	934	0.75%	233,873	1,076	0.92%
Borrowings	73,325	515	1.40%	79,536	1,020	2.56%
Other	1,661	—	—	1,621	—	—
Total interest-bearing liabilities	325,236	1,449	0.89%	315,030	2,096	1.33%
Non-interest-bearing deposits	48,589			41,404
Other noninterest-bearing liabilities	3,635			5,745
Total liabilities	377,460			362,179
Total stockholders' equity	57,852			33,413
Total liabilities and stockholders' equity	$435,312			$395,592
Net interest income		$6,409			$5,556
Net interest rate spread (1)			2.82%			2.66%
Net interest-earning assets (2)	$97,837			$68,371
Net interest margin (3)			3.03%			2.90%
Average interest-earning assets to interest-bearing liabilities	130.08%			121.70%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$658	$(308)	$350
Securities	(12)	(53)	(65)
Other	86	(165)	(79)
Total interest-earning assets	732	(526)	206
Interest-bearing liabilities:
NOW and demand deposits	4	69	73
Money market deposits	48	(98)	(50)
Savings accounts	5	(97)	(92)
Certificates of deposit	(51)	(22)	(73)
Total interest-bearing deposits	6	(148)	(142)
Borrowings	(74)	(431)	(505)
Total interest-bearing liabilities	(68)	(579)	(647)
Change in net interest income	$800	$53	$853

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At June 30, 2020 and December 31, 2019, we had $51.3 million and $66.2 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $92.8 million and $81.7 million, respectively. At June 30, 2020, we also had $25.7 million outstanding in PPPLF advances from FRB. Additionally, at June 30, 2020 and December 31, 2019, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At June 30, 2020 and December 31, 2019, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by (used in) operating activities was $2.7 million and $(435,000) for the six months ended June 30, 2020 and 2019, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, net of principal collections, and the purchase of securities available for sale, offset by proceeds from the sale and maturity of securities available for sale, was $36.0 million and $13.2 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB and FRB advances, was $59.9 million and $18.4 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 included $28.6 million of subscription funds received and held on deposit in advance of the closing of the Company’s stock offering.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits and the continued use of FHLB advances, as well as brokered certificates of deposit as needed, to fund loan growth.

COVID-19 has adversely impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. We have performed an additional stress test that illustrates the impact of 35% of our loan portfolio payments being deferred for six months. This stress scenario was added to our base scenario which factored in our budgeted annual growth for 2020. The results indicated that our liquidity position would remain strong.

The net proceeds from the stock offering in 2019 significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity was adversely affected as a result of the stock offering and could continue to be adversely affected in the future.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $10.0 million.

At June 30, 2020 and December 31, 2019, the Bank exceeded all its regulatory capital requirements. See Note 10 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. See Note 11 for a discussion of the Company’s derivative and hedging activities.

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

We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; selling a portion of fixed-rate one- to four-family residential real estate loans; maintaining investments as available-for-sale; diversifying our loan portfolio; utilizing interest rate swaps; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation.  We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology, while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at June 30, 2020.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$33,290	$(5,712)	(14.6)%	8.0%	$(25)
300 bp	35,903	(3,099)	(7.9)	8.4	11
200 bp	38,250	(752)	(1.9)	8.6	37
100 bp	39,999	997	2.6	8.7	47
0	39,002	—	—	8.3	—
(100) bp	26,798	(12,204)	(31.3)	5.6	(261)

The NPV ratio in the -100 bp change in interest rates scenario was -31.3% at June 30, 2020 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV ratio resulting in a mathematical aberration.

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

Economic Value of Equity. Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession, and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of June 30, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 1.9% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 31.3% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity, and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Federal Savings Bank— Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

During the quarter ended June 30, 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2020, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the definitive Prospectus dated May 14, 2019.  As of June 30, 2020, except for the additional risk factors disclosed below, the Company believes that the risk factors applicable to it have not changed materially from those disclosed in the Company’s Definitive Prospectus dated May 14, 2019,  as filed with the Securities and Exchange Commission on May 23, 2019.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our 2019 Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19.  If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures, and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. As of June 30, 2020, we had originated 269 PPP loans with aggregate outstanding balances of $32.7 million.

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

We do not yet know the full extent of COVID-19’s effects on our business because there have been no comparable recent global pandemics that resulted in similar global impact, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity, or capital levels.

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

101

The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: August 14, 2020	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: August 14, 2020	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer