Form 10-Q
period 2020-09-30
First Seacoast Bancorp
filed 2020-11-13
CIK 1769267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

6,083,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2020, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$27,318	$4,009
Interest bearing time deposits with other banks	2,488	2,735
Securities available-for-sale, at fair value	56,913	44,785
Federal Home Loan Bank stock	2,556	2,971
Loans	378,266	344,855
Less allowance for loan losses	(3,246)	(2,875)
Net loans	375,020	341,980
Land, building and equipment, net	5,174	5,338
Bank-owned life insurance	4,336	4,267
Accrued interest receivable	1,503	1,235
Other assets	1,976	2,173
Total assets	$477,284	$409,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$60,231	$41,586
Interest bearing deposits	279,222	240,030
Total deposits	339,453	281,616
Advances from Federal Home Loan Bank	46,897	66,219
Advances from Federal Reserve Bank	25,713	—
Mortgagors’ tax escrow	1,907	586
Deferred compensation liability	1,613	1,607
Other liabilities	2,954	2,399
Total liabilities	418,537	352,427
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 6,083,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019	61	61
Additional paid-in capital	25,610	25,636
Equity capital	34,293	33,113
Accumulated other comprehensive income	959	521
Unearned compensation - ESOP 217,606 and 226,549 shares unallocated at September 30, 2020 and December 31, 2019, respectively	(2,176)	(2,265)
Total stockholders' equity	58,747	57,066
Total liabilities and stockholders' equity	$477,284	$409,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$3,624	$3,557	$10,839	$10,422
Interest on debt securities:
Taxable	68	155	219	572
Non-taxable	234	174	648	425
Total interest on debt securities	302	329	867	997
Dividends	19	35	97	154
Total interest and dividend income	3,945	3,921	11,803	11,573
Interest expense:
Interest on deposits	330	616	1,264	1,692
Interest on borrowed funds	174	275	689	1,295
Total interest expense	504	891	1,953	2,987
Net interest and dividend income	3,441	3,030	9,850	8,586
Provision for loan losses	110	—	385	25
Net interest income after provision for loan losses	3,331	3,030	9,465	8,561
Noninterest income:
Customer service fees	250	263	707	736
Gain on sale of loans	95	51	313	86
Securities gains, net	8	50	291	40
Income from bank-owned life insurance	44	23	69	82
Loan servicing fee income (loss)	12	—	5	(25)
Investment services fees	43	43	142	148
Other income	13	14	38	38
Total noninterest income	465	444	1,565	1,105
Noninterest expense:
Salaries and employee benefits	2,019	1,919	5,971	5,444
Director compensation	69	72	194	228
Occupancy expense	146	167	470	507
Equipment expense	143	132	433	397
Marketing	98	536	256	783
Data processing	297	220	856	524
Deposit insurance fees (credit)	32	(15)	79	105
Professional fees and assessments	232	194	652	437
Debit card fees	57	41	173	116
Employee travel and education expenses	25	62	79	181
Charitable Foundation expense	—	758	—	758
Other expense	204	221	559	618
Total noninterest expense	3,322	4,307	9,722	10,098
Income (loss) before income tax expense (benefit)	474	(833)	1,308	(432)
Income tax expense (benefit)	82	(220)	128	(210)
Net income (loss)	$392	$(613)	$1,180	$(222)

Earnings (loss) per share:
Basic	$0.07	$(0.13)	$0.20	$(0.14)
Diluted	$0.07	$(0.13)	$0.20	$(0.14)

Weighted Average Shares:
Basic	5,865,894	4,833,426	5,862,913	1,628,847
Diluted	5,865,894	4,833,426	5,862,913	1,628,847

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (loss) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income (loss)	$392	$(613)	$1,180	$(222)
Other comprehensive (loss) income, net of income taxes:
Unrealized gains on available for sale securities:
Unrealized holding gains/(losses) on securities available-for-sale arising during the period net of income taxes of $(43), $90, $214 and $409, respectively	(113)	243	575	1,093
Reclassification adjustment for (gains)/losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $29, $(8), $(7) and $5, respectively	78	(23)	(18)	14
Total unrealized (losses)/gains on securities	(35)	220	557	1,107
Derivatives:
Change in interest rate swaps net of income taxes of $-0-, $-0-, $(45) and $-0-, respectively	—	—	(119)	—
Other comprehensive (loss) income	(35)	220	438	1,107
Comprehensive income (loss)	$357	$(393)	$1,618	$885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total Stockholders' Equity
Balance June 30, 2019	—	$—	$—	$33,583	$422	$—	$34,005
Net loss	—	—	—	(613)	—	—	(613)
Other comprehensive income	—	—	—	—	220	—	220
Issuance of 3,345,925 shares to the mutual holding company	3,345,925	33	—	—	—	—	33
Issuance of 2,676,740 shares in the initial public offering, net of expenses of $1,568,397	2,676,740	27	25,039	—	—	—	25,066
Issuance and contribution of 60,835 shares to the First Seacoast Community Foundation, Inc.	60,835	1	608	—	—	—	609
Purchase of 238,473 shares of common stock by the ESOP	—	—	—	—	—	(2,385)	(2,385)
ESOP shares earned - 5,962 shares	—	—	(6)	—	—	60	54
Balance September 30, 2019	6,083,500	$61	$25,641	$32,970	$642	$(2,325)	$56,989

Balance June 30, 2020	6,083,500	61	25,622	33,901	994	(2,206)	58,372
Net income	—	—	—	392	—	—	392
Other comprehensive loss	—	—	—	—	(35)	—	(35)
ESOP shares earned - 2,981 shares	—	—	(12)	—	—	30	18
Balance September 30, 2020	6,083,500	$61	$25,610	$34,293	$959	$(2,176)	$58,747

Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$32,727
Net loss	—	—	—	(222)	—	—	(222)
Other comprehensive income	—	—	—	—	1,107	—	1,107
Issuance of 3,345,925 shares to the mutual holding company	3,345,925	33	—	—	—	—	33
Issuance of 2,676,740 shares in the initial public offering, net of expenses of $1,568,397	2,676,740	27	25,039	—	—	—	25,066
Issuance and contribution of 60,835 shares to the First Seacoast Community Foundation, Inc.	60,835	1	608	—	—	—	609
Purchase of 238,473 shares of common stock by the ESOP	—	—	—	—	—	(2,385)	(2,385)
ESOP shares earned - 5,962 shares	—	—	(6)	—	—	60	54
Balance September 30, 2019	6,083,500	$61	$25,641	$32,970	$642	$(2,325)	$56,989

Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$(2,265)	$57,066
Net income	—	—	—	1,180	—	—	1,180
Other comprehensive income	—	—	—	—	438	—	438
ESOP shares earned - 8,943 shares	—	—	(26)	—	—	89	63
Balance September 30, 2020	6,083,500	$61	$25,610	$34,293	$959	$(2,176)	$58,747

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,180	$(222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
ESOP expense	63	54
Depreciation	433	397
Net amortization of bond premium	266	59
Contribution of stock to charitable foundation	—	608
Provision for loan losses	385	25
Gain on sale of loans	(313)	(86)
Securities gains, net	(291)	(40)
Proceeds from loans sold	11,596	5,269
Origination of loans sold	(11,283)	(5,183)
Increase in bank-owned life insurance	(69)	(82)
Decrease (increase) in deferred fees on loans	884	(91)
Deferred tax benefit	(379)	(296)
Increase in accrued interest receivable	(268)	(107)
Decrease in other assets	370	74
Increase in deferred compensation liability	6	12
Increase in other liabilities	435	882
Net cash provided by operating activities	3,015	1,273
Cash flows from investing activities:
Proceeds from sales and maturities of securities available-for-sale	22,208	14,954
Purchase of securities available-for-sale	(33,547)	(14,376)
Purchase of property and equipment	(269)	(229)
Loan purchases	(9,901)	—
Loan originations and principal collections, net	(24,408)	(16,765)
Net redemption of Federal Home Loan Bank stock	415	1,273
Proceeds from sales of interest bearing time deposits with other banks	247	3,726
Net cash used by investing activities	(45,255)	(11,417)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	67,396	9,225
Net (decrease) increase in certificates of deposit	(9,559)	2,464
Increase in mortgagors’ escrow accounts	1,321	1,167
Proceeds from sale of common stock, net	—	25,099
Common stock purchased by ESOP	—	(2,385)
Proceeds from short-term FHLB advances	5,000	191,845
Payments on short-term FHLB advances	(34,907)	(216,655)
Proceeds from long-term FHLB advances	20,585	—
Payments on long-term FHLB advances	(10,000)	—
Proceeds from short-term FRB advances	25,713	—
Net cash provided by financing activities	65,549	10,760
Net change in cash and cash equivalents	23,309	616
Cash and cash equivalents at beginning of period	4,009	5,889
Cash and cash equivalents at end of period	$27,318	$6,505
Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$1,922	$3,012
Cash paid for income taxes	247	75
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	764	1,521
Deferred taxes	(207)	(414)
Other comprehensive income (loss)	557	1,107
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(164)	—
Deferred taxes	45	—
Other comprehensive income (loss)	(119)	—

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

The Bank is engaged principally in the business of attracting deposits from the public and investing those funds in various types of loans, including residential and commercial real estate and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit and Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC regulations.

Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance and annuity products.  Investment management services are offered at the Company’s full-service wealth management office in Dover, New Hampshire. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the accompanying balance sheets. Assets under management totaled approximately $51.3 million and $49.3 million at September 30, 2020 and December 31, 2019, respectively.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of September 30, 2020, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies accounting for income taxes by removing specific technical exceptions. The guidance removes the need for companies to analyze whether (1) the exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses apply in a given period. The amendments in this ASU are effective for smaller reporting companies for fiscal years beginning after December 15, 2021. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842):  Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards.  The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022.  The effective dates for ASU 2016-02, “Leases (Topic 842)” and ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” are deferred to fiscal years beginning after December 15, 2020.

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

At September 30, 2020 and December 31, 2019, cash and due from banks totaled $27.3 million and $4.0 million, respectively. The Company pledged cash collateral to derivative counterparties totaling $525,000 and $-0- at September 30, 2020 and December 31, 2019, respectively. See Note 11 for a discussion of the Company’s derivative and hedging activities.

3.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$997	$—	$(3)	$994
U.S. Government agency small business administration pools guaranteed by SBA	2,400	54	—	2,454
Collateralized mortgage obligations issued by the FHLMC	1,089	12	—	1,101
Residential mortgage backed securities	5,562	64	(28)	5,598
Municipal bonds	45,386	1,502	(122)	46,766
	$55,434	$1,632	$(153)	$56,913

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$9,000	$11	$(14)	$8,997
U.S. Government agency small business administration pools guaranteed by SBA	2,760	—	(20)	2,740
Collateralized mortgage obligations issued by the FHLMC	986	—	(6)	980
Residential mortgage backed securities	3,186	4	(2)	3,188
Municipal bonds	28,138	800	(58)	28,880
	$44,070	$815	$(100)	$44,785

The amortized cost and fair values of available-for-sale securities at September 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2020
Due after one year through five years	$—	$—
Due after five years through ten years	3,181	3,169
Due after ten years	43,202	44,591
Total U.S. Government-sponsored enterprises obligations and municipal bonds	46,383	47,760
U.S. Government agency small business pools guaranteed by SBA	2,400	2,454
Collateralized mortgage obligations issued by the FHLMC	1,089	1,101
Residential mortgage backed securities	5,562	5,598
Total	$55,434	$56,913

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2020
U.S. Government sponsored enterprises obligations	2	$994	$(3)	—	$—	$—	$994	$(3)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	1	3,103	(28)	—	—	—	3,103	(28)
Municipal bonds	17	10,083	(122)	—	—	—	10,083	(122)
	20	$14,180	$(153)	—	$—	$—	$14,180	$(153)
December 31, 2019
U.S. Government sponsored enterprises obligations	2	$1,995	$(5)	1	$1,991	$(9)	$3,986	$(14)
U.S. Government agency small business administration pools guaranteed by SBA	2	2,740	(20)	—	—	—	2,740	(20)
Collateralized mortgage obligations issued by the FHLMC	1	980	(6)	—	—	—	980	(6)
Residential mortgage backed securities	1	999	(2)	—	—	—	999	(2)
Municipal bonds	8	4,052	(58)	—	—	—	4,052	(58)
	14	$10,766	$(91)	1	$1,991	$(9)	$12,757	$(100)

In evaluating whether an investment has suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of September 30, 2020 or December 31, 2019.

Proceeds from sales, maturities, and gross realized gains and losses on available-for-sale securities were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Proceeds from sales and maturities of securities available-for-sale	$2,788	$9,948	$22,208	$14,954
Gross realized gains	8	52	295	62
Gross realized losses	—	(2)	(4)	(22)
Net realized gains	$8	$50	$291	$40

As of September 30, 2020 and December 31, 2019, there were no holdings at either date that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s available-for-sale securities.

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

On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP Loans”).  The CARES Act provides that PPP Loans are fully guaranteed as to principal and interest by the SBA. As of September 30, 2020, the Bank originated 286 PPP Loans with aggregate outstanding principal balances of $33.0 million and are included in the commercial and industrial loans category (C+I).

Loans consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial real estate (CRE)	$66,781	$70,194
Multifamily (MF)	6,250	4,888
Commercial and industrial (C+I)	55,799	24,676
Acquisition, development, and land (ADL)	20,298	18,844
1-4 family residential (RES)	217,234	213,322
Home equity line of credit (HELOC)	9,560	10,123
Consumer (CON)	2,172	1,752
Total loans	378,094	343,799
Net deferred loan (fees) costs	172	1,056
Allowance for loan losses	(3,246)	(2,875)
Total loans, net	$375,020	$341,980

Changes in the allowance for loan losses (“ALL”) for the three and nine months ended September 30, 2020 and 2019, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, June 30, 2020	$740	$52	$278	$223	$1,690	$58	$29	$83	$3,153
Provision for loan losses	(37)	3	(28)	(81)	68	17	26	142	110
Charge-offs	—	—	—	—	—	—	(17)	—	(17)
Recoveries	—	—	—	—	—	—	—	—	—
Balance, September 30, 2020	703	55	250	142	1,758	75	38	225	3,246

Balance, June 30, 2019	721	22	216	82	1,728	54	9	—	2,832
Provision for loan losses	(2)	—	190	52	(272)	—	25	7	—
Charge-offs	—	—	(35)	—	—	—	(17)	—	(52)
Recoveries	—	—	—	—	18	—	1	—	19
Balance, September 30, 2019	719	22	371	134	1,474	54	18	7	2,799

Balance, December 31, 2019	781	23	350	145	1,503	52	18	3	2,875
Provision for loan losses	(78)	32	(100)	(3)	237	23	52	222	385
Charge-offs	—	—	—	—	—	—	(34)	—	(34)
Recoveries	—	—	—	—	18	—	2	—	20
Balance, September 30, 2020	703	55	250	142	1,758	75	38	225	3,246

Balance, December 31, 2018	560	22	232	88	1,593	69	7	235	2,806
Provision for loan losses	159	—	174	46	(137)	(15)	26	(228)	25
Charge-offs	—	—	(35)	—	—	—	(17)	—	(52)
Recoveries	—	—	—	—	18	—	2	—	20
Balance, September 30, 2019	$719	$22	$371	$134	$1,474	$54	$18	$7	$2,799

As of September 30, 2020 and December 31, 2019, information about loans and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
September 30, 2020 Loan Balances
Individually evaluated for impairment	$225	$—	$964	$—	$65	$—	$—	$—	$1,254
Collectively evaluated for impairment	66,556	6,250	54,835	20,298	217,169	9,560	2,172	—	376,840
Total	$66,781	$6,250	$55,799	$20,298	$217,234	$9,560	$2,172	$—	$378,094
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	703	55	250	142	1,758	75	38	225	3,246
Total	$703	$55	$250	$142	$1,758	$75	$38	$225	$3,246
December 31, 2019 Loan Balances
Individually evaluated for impairment	$109	$—	$996	$—	$66	$—	$—	$—	$1,171
Collectively evaluated for impairment	70,085	4,888	23,680	18,844	213,256	10,123	1,752		342,628
Total	$70,194	$4,888	$24,676	$18,844	$213,322	$10,123	$1,752	$—	$343,799
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	781	23	350	145	1,503	52	18	3	2,875
Total	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875

The following is an aging analysis of past due loans by portfolio segment as of September 30, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$66,781	$66,781	$—
MF	—	—	—	—	6,250	6,250	—
C+I	—	—	865	865	54,934	55,799	865
ADL	—	—	—	—	20,298	20,298	—
RES	—	42	65	107	217,127	217,234	65
HELOC	127	—	—	127	9,433	9,560	—
CON	—	—	—	—	2,172	2,172	—
	$127	$42	$930	$1,099	$376,995	$378,094	$930

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$70,194	$70,194	$—
MF	—	—	—	—	4,888	4,888	—
C+I	—	—	996	996	23,680	24,676	996
ADL	—	—	—	—	18,844	18,844	—
RES	—	19	66	85	213,237	213,322	66
HELOC	—	—	—	—	10,123	10,123	—
CON	—	—	—	—	1,752	1,752	—
	$—	$19	$1,062	$1,081	$342,718	$343,799	$1,062

Foreclosure Proceedings

As of September 30, 2020, a loan collateralized by residential real estate property amounting to $65,000, was in process of foreclosure. Subsequent to September 30, 2020, the foreclosure process was terminated due to the borrower remitting all past due loan payments and expenses. As of December 31, 2019, there were no loans collateralized by residential real estate property in the process of foreclosure.

The following table provides information on impaired loans as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	865	969	—	934	—
ADL	—	—	—	—	—
RES	65	65	—	65	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$930	$1,034	$—	$999	$—
December 31, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	996	1,057	—	344	36
ADL	—	—	—	—	—
RES	66	66	—	67	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$1,062	$1,123	$—	$411	$36

Credit Quality Information

The Bank utilizes a ten-grade internal loan rating system for its commercial real estate, multifamily, commercial and industrial and acquisition, development, and land loans. Residential real estate, home equity line of credit and consumer loans are considered “pass” rated loans until they become delinquent. Once delinquent, loans can be rated an 8, 9 or 10 as applicable.

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

The following presents the internal risk rating of loans by portfolio segment as of September 30, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$66,447	$109	$225	$66,781
MF	6,250	—	—	6,250
C+I	54,081	1,481	237	55,799
ADL	20,298	—	—	20,298
RES	217,169	—	65	217,234
HELOC	9,560	—	—	9,560
CON	2,172	—	—	2,172
Total	$375,977	$1,590	$527	$378,094

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$70,085	$—	$109	$70,194
MF	4,888	—	—	4,888
C+I	22,208	2,166	302	24,676
ADL	18,844	—	—	18,844
RES	213,256	—	66	213,322
HELOC	10,123	—	—	10,123
CON	1,752	—	—	1,752
Total	$341,156	$2,166	$477	$343,799

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported. In response to COVID-19, the Bank has implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued an interagency statement titled Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The regulatory agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. These include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

Additionally, Section 4013 of the CARES Act that passed on March 27, 2020 further provides banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

(i)	to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii)	to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has applied this guidance to qualifying loan modifications.

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

As of September 30, 2020, the Bank had provided temporary payment relief for 6 loans with aggregate outstanding principal balances of $5.8 million. As of September 30, 2020, temporary modifications consisted of 1 commercial loan with aggregate outstanding principal balances of $4.1 million and 5 residential loans with aggregate outstanding principal balances of $1.7 million.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at September 30, 2020 and December 31, 2019 were $5.3 million and $5.2 million, respectively.

5.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $49.3 million and $49.3 million at September 30, 2020 and December 31, 2019, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income (loss) in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee income (loss), including late and ancillary fees, was $12,000 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $5,000 and $(25,000) for the nine months ended September 30, 2020 and 2019, respectively. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	2020	2019
Balance, June 30,	$329	$394
Additions	21	11
Payoffs	(15)	(11)
Change in fair value due to change in assumptions	(25)	(32)
Balance, September 30,	310	362

Balance, January 1,	397	479
Additions	110	48
Payoffs	(72)	(30)
Change in fair value due to change in assumptions	(125)	(135)
Balance, September 30,	$310	$362

6.	Deposits

Deposits consisted of the following at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
NOW and demand deposits	$159,007	$115,024
Money market deposits	80,800	65,611
Savings deposits	48,186	39,962
Time deposits of $250,000 and greater	10,128	13,481
Time deposits less than $250,000	41,332	47,538
	$339,453	$281,616

At September 30, 2020, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
2020	$11,239
2021	30,897
2022	6,182
2023	1,273
2024	448
2025	1,421
$51,460

There were no brokered deposits included in time deposits at September 30, 2020 or December 31, 2019.

7.	Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	September 30, 2020
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$5,000	2020	0.44% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
20,000	2025	1.35% to 1.52% – fixed
385	2027	0.00% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$46,897

	December 31, 2019
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$44,907	2020	1.77% to 2.19% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
250	2028	0.00% – fixed
$66,219

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $95.0 million and $81.7 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established a Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allows us to request advances from the FRB. Under the PPPLF, advances must be secured by pledges of PPP Loans. The interest rate applicable to any advance made under the PPPLF is 35 basis points. As of September 30, 2020, $25.7 million of PPPLF advances are outstanding and collateralized by 156 PPP Loans. Maturities of PPPLF advances are tied to the maturity of the underlying PPP loan and will be accelerated if the PPP loan is sold or forgiven.

The Bank has an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank has a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at September 30, 2020.

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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038.  At September 30, 2020, the remaining principal balance on the ESOP debt was $2.3 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan.  Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2020 was $18,000 and $63,000, respectively.

September 30, 2020
Shares held by the ESOP include the following:
Allocated	11,924
Committed to be allocated	8,943
Unallocated	217,606
Total	238,473

The fair value of unallocated shares was approximately $1.7 million at September 30, 2020.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended September 30, 2020 and 2019 were $56,000 and $44,000, respectively, and $150,000 and $123,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The funded status (fair value of plan assets divided by funding target) as of July 1, 2020 is as follows:

2020 Valuation Report	90.76%	(1)

(1)	Fair value of plan assets reflects any contributions received through June 30, 2020.

Based upon the funded status of the Pentegra DB Plan as of July 1, 2020, no funding improvement plan or rehabilitation plan has been implemented or is pending as of September 30, 2020.

Total pension plan expense for the three months ended September 30, 2020 and 2019  was $90,000 and $87,000, respectively, and $279,000 and $260,000 for the nine months ended September 30, 2020 and 2019, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income. The Company did not pay a surcharge to the Pentegra DB Plan during the three or nine months ended September 30, 2020.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of approximately $360,000 for the fiscal year ending December 31, 2020.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at September 30, 2020 and December 31, 2019 relating to this supplemental retirement plan was $567,000 and $590,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 5%. The expense of this salary retirement plan was $16,000 and $22,000 for the three months ended September 30, 2020 and 2019, respectively, and $66,000 and $68,000 for the nine months ended September 30, 2020 and 2019, respectively.

Executive Supplemental Retirement Plan

The recorded liability at September 30, 2020 and December 31, 2019 relating to the supplemental retirement plan for the Bank’s former President was $171,000. The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2020 and December 31, 2019.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at September 30, 2020 and December 31, 2019 relating to this supplemental executive benefit agreement was $33,000. The expense (benefit) of this supplemental plan was $-0- and $(6,000) for the three months ended September 30, 2020 and 2019, respectively and $-0- and $(19,000) for the nine months ended September 30, 2020 and 2019, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2020 and December 31, 2019 relating to this plan was $559,000 and $581,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2020 and December 31, 2019. Total supplemental retirement plan expense amounted to $18,000 and $20,000 for the three months ended September 30, 2020 and 2019, respectively, and $46,000 and $71,000 for the nine months ended September 30, 2020 and 2019, respectively.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At September 30, 2020 and December 31, 2019, the total deferred director’s fees amounted to $283,000 and $233,000, respectively.

9.	Other Comprehensive Income (Loss)

The Company reports certain items as “other comprehensive income (loss)” and reflects total comprehensive income (loss) in the consolidated financial statements for all periods containing elements of other comprehensive income (loss). The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss):

Reclassification Adjustment	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Affected Line Item in Statements of Income
	(Dollars in thousands)
(Gains) losses on securities available for sale	$(8)	$(50)	Securities gains, net
Tax effect	2	13	Income tax expense (benefit)
	$(6)	$(37)	Net income (loss)
Net amortization of premium on securities	$115	$19	Interest on debt securities
Tax effect	(31)	(5)	Income tax expense (benefit)
	$84	$14	Net income (loss)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Gains) losses on securities available for sale	$(291)	$(40)	Securities gains, net
Tax effect	79	11	Income tax expense (benefit)
	$(212)	$(29)	Net income (loss)
Net amortization of premium on securities	$266	$59	Interest on debt securities
Tax effect	(72)	(16)	Income tax expense (benefit)
	$194	$43	Net income (loss)

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at June 30, 2019	$422	$—	$422
Other comprehensive income before reclassification	243	—	243
Amounts reclassified from AOCI	(23)	—	(23)
Other comprehensive income	220	—	220
Balance at September 30, 2019	$642	$—	$642

Balance at June 30, 2020	$1,113	$(119)	$994
Other comprehensive income (loss) before reclassification	(114)	5	(109)
Amounts reclassified from AOCI	79	(5)	74
Other comprehensive income (loss)	(35)	—	(35)
Balance at September 30, 2020	$1,078	$(119)	$959

Balance at December 31, 2018	$(465)	$—	$(465)
Other comprehensive income before reclassification	1,093	—	1,093
Amounts reclassified from AOCI	14	—	14
Other comprehensive income	1,107	—	1,107
Balance at September 30, 2019	$642	$—	$642

Balance at December 31, 2019	$521	$—	$521
Other comprehensive income (loss) before reclassification	575	(119)	456
Amounts reclassified from AOCI	(18)	—	(18)
Other comprehensive income (loss)	557	(119)	438
Balance at September 30, 2020	$1,078	$(119)	$959

(1)	All amounts are net of tax

10.	Regulatory Matters

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

As fully phased in on January 1, 2019, the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Capital Rules”) require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of September 30, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019, when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital (to risk- weighted assets)	$50,632	16.29%	$24,871	8.00%	$32,643	10.50%
Tier I Capital (to risk- weighted assets)	47,340	15.23	18,653	6.00	26,426	8.50
Tier I Capital (to average assets)	47,340	10.68	17,730	4.00	17,730	4.00
Common Equity Tier 1 (to risk-weighted assets)	47,340	15.23	13,990	4.50	21,762	7.00

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)	$49,259	18.52%	$21,278	8.00%	$27,928	10.50%
Tier I Capital (to risk-weighted assets)	46,321	17.41	15,961	6.00	22,611	8.50
Tier I Capital (to average assets)	46,321	11.41	16,236	4.00	16,236	4.00
Common Equity Tier 1 (to risk-weighted assets)	46,321	17.41	11,971	4.50	18,621	7.00

11.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized a stock repurchase program pursuant to which the Company may purchase up to 136,879 shares of the Company’s common stock, equal to 2.3% of the Company’s outstanding common stock at the time and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC. The program allows the Company to repurchase common stock at various prices in the open market or through private transactions. The actual amount and timing of future repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

The Company did not repurchase any shares of common stock during the nine months ended September 30, 2020.

12.	Derivatives and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilizes interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments are designated as cash flow hedges with the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive income and recognized in earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the cash flow hedge is recognized directly in earnings. For the three and nine months ended September 30, 2020 the Company did not record any ineffectiveness related to these cash flow hedges.

During April 2020, the Company entered into two $5 million notional interest rate swaps that have been designated as cash flow hedges on 90-day advances from FHLB. One agreement is currently active and the other is a forward swap with a start date of April 13, 2021. The purpose of these cash flow hedges is to reduce potential interest rate risk by swapping a variable rate borrowing to a fixed rate. Management deemed it prudent to limit the variability of these interest payments by entering into these interest rate swap agreements. These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate. Publication of LIBOR is expected to cease at the end of 2021. The swap agreements allow for substitution of an alternative reference rate such as the secured overnight financing rate (“SOFR”) at that time.

The effective portion of changes in the fair value of interest rate swaps are reported in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transactions affect earnings. For the three months ended September 30, 2020, the change in fair value for these derivative instruments was $-0-. At September 30, 2020, the fair value of interest rate swap derivatives resulted in a liability of $164,000 and is recorded in other liabilities.

The following table summarizes the Company’s derivatives associated with its interest rate risk management activities:

				September 30, 2020
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Assets	Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$—	$81
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$—	$83
Total Hedging Instruments				$10,000	$—	$164
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the three and nine months ended September 30, 2020, related to the balance sheet hedging of $5.0 million of 90 day FHLB advances, included in borrowings, indicate that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized loss which was excluded from the assessment of hedge effectiveness. The Company’s arrangement with its counterparty requires it to post cash or other assets as collateral for its interest rate swap contracts in a net liability position based on their aggregate fair value and the Company’s credit rating. At September 30, 2020, the Company posted $525,000 of cash to the counterparty as collateral on its interest rate swap contracts which was presented within cash and due from banks on the consolidated balance sheets.

13.	Fair Values of Assets and Liabilities

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

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the observability and reliability of the assumptions used to determine fair value.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at September 30, 2020 and December 31, 2019. There were no significant transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2020 and 2019.

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

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 5, Loan Servicing, for more information). These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

Derivative Instruments and Hedges: The valuation of these instruments is determined using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2020
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$994	$—	$994	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,454	—	2,454	—
Collateralized mortgage obligations issued by the FHLMC	1,101	—	1,101	—
Mortgage-backed securities	5,598	—	5,598	—
Municipal bonds	46,766	—	46,766	—
Other assets:
Mortgage servicing rights	310	—	—	310
Other liabilities:
Derivatives	164	—	164	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2019
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$8,997	$—	$8,997	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,740	—	2,740	—
Collateralized mortgage obligations issued by the FHLMC	980	—	980	—
Mortgage-backed securities	3,188	—	3,188	—
Municipal bonds	28,880	—	28,880	—
Other assets:
Mortgage servicing rights	397	—	—	397

For the nine months ended September 30, 2020 and 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2020	$397
Included in net income	(87)
Balance as of September 30, 2020	$310
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2020	$—
Balance as of January 1, 2019	$479
Included in net income	(117)
Balance as of September 30, 2019	$362
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2019	$—

(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income (loss) in the Company’s consolidated statements of income (loss).

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2020					December 31, 2019
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	11.18% - 30.58%	19.95%	$310	13.08%	$397
		Discount Rate	9.00% - 9.00%	9.00%		9.50%
		Delinquency Rate	4.42% - 5.53%	4.61%		2.48%
		Default Rate	0.08% - 0.14%	0.13%		0.09%

(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

See Note 5, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at September 30, 2020.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain impaired loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At September 30, 2020, the Company’s only asset measured at fair value on a nonrecurring basis was a loan identified as impaired for which a partial write-off has been recorded. This impaired loan was reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted, and therefore classified as Level 3.

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2020
Impaired Loans	$865	$—	$—	$865

December 31, 2019
Impaired Loans	$996	$—	$—	$996

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input
September 30, 2020
Impaired Loans	$865	Market Approach Appraisal of Collateral	Selling Costs Provision

December 31, 2019
Impaired Loans	$996	Market Approach Appraisal of Collateral	Selling Costs Provision

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at September 30, 2020 or December 31, 2019.

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets:
Cash and due from banks	$27,318	$27,318	$27,318	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	2,556	2,556	—	2,556	—
Bank-owned life insurance	4,336	4,336	—	4,336	—
Loans, net	375,020	376,913	—	—	376,913
Accrued interest receivable	1,503	1,503	1,503	—	—
Financial Liabilities:
Deposits	$339,453	$341,753	$289,899	$51,854	$—
Advances from Federal Home Loan Bank	46,897	48,433	—	48,433	—
Advances from Federal Reserve Bank	25,713	25,713	—	25,713	—
Mortgagors’ tax escrow	1,907	1,907	—	1,907	—
December 31, 2019
Financial Assets:
Cash and due from banks	$4,009	$4,009	$4,009	$—	$—
Interest-bearing time deposits with other banks	2,735	2,735	—	2,735	—
Federal Home Loan Bank stock	2,971	2,971	—	2,971	—
Bank-owned life insurance	4,267	4,267	—	4,267	—
Loans, net	341,980	336,847	—	—	336,847
Accrued interest receivable	1,235	1,235	1,235	—	—
Financial Liabilities:
Deposits	$281,616	$281,707	$220,596	$61,111	$—
Advances from Federal Home Loan Bank	66,219	66,060	—	66,060	—
Mortgagors’ tax escrow	586	586	—	586	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at September 30, 2020 and consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 27, 2020 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. As of September 30, 2020, the Bank originated 286 PPP Loans with aggregate outstanding principal balances of $33.0 million.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued an interagency statement titled Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The regulatory agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. These include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

Additionally, Section 4013 of the CARES Act that passed on March 27, 2020 further provides banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

(iii)	to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(iv)	to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has applied this guidance to qualifying loan modifications.

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

As of September 30, 2020, we provided temporary payment relief for 6 loans with aggregate outstanding principal balances of $5.8 million. As of September 30, 2020, temporary modifications consisted of 1 commercial loan with aggregate outstanding principal balances of $4.1 million and 5 residential loans with aggregate outstanding principal balances of $1.7 million. Under the applicable regulatory guidance, none of these loans were considered restructured as of September 30, 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 and beyond is highly uncertain.

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

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Comparison of Financial Condition at September 30, 2020 (unaudited) and December 31, 2019

Total Assets. Total assets were $477.3 million as of September 30, 2020, an increase of $67.8 million, or 16.6%, compared to total assets of $409.5 million at December 31, 2019. The increase was due primarily to a $33.0 million increase in net loans and a $23.3 million increase in cash and due from banks.

Cash and Due From Banks. Cash and due from banks increased $23.3 million, or 581.4%, to $27.3 million at September 30, 2020 from $4.0 million at December 31, 2019. This increase primarily resulted from a $57.8 million increase in deposits and $25.7 million of borrowings from the FRB under the PPPLF, offset by a decrease in advances from the FHLB of $19.3 million and a $33.0 million increase in net loans for the nine months ended September 30, 2020.

Available-for-Sale Securities. Available-for-sale securities increased by $12.1 million, or 27.1%, to $56.9 million at September 30, 2020 from $44.8 million at December 31, 2019. This increase was primarily due to investments purchased and market price appreciation during the nine months ended September 30, 2020.

Net Loans. Net loans increased $33.0 million, or 9.7%, to $375.0 million at September 30, 2020 from $342.0 million at December 31, 2019. During the nine months ended September 30, 2020, we originated $131.5 million of loans (including $33.0 million of PPP loans classified as commercial and industrial loans), including $60.7 million of one- to four-family residential mortgage loans, $3.1 million of commercial real estate mortgage loans, $18.8 million of acquisition, development and land loans, $40.1 million of commercial and industrial loans, $5.1 million of multi- family loans and $3.7 million of consumer and home equity loans and lines of credit. During the nine months ended September 30, 2020, we had $107.1 million in loan principal repayments. We also purchased $9.9 million of one- to four-family residential mortgage loans collateralized by properties located in the greater Boston market during the nine months ended September 30, 2020.

One- to four-family residential mortgage loans increased $3.9 million, or 1.8%, to $217.2 million at September 30, 2020 from $213.3 million at December 31, 2019. Commercial real estate mortgage loans decreased $3.4 million, or 4.9%, to $66.8 million from $70.2 million at December 31, 2019. Multi-family loans increased $1.4 million, or 27.9%, to $6.3 million from $4.9 million at December 31, 2019. Commercial and industrial loans increased $31.1 million, or 126.1%, to $55.8 million from $24.7 million at December 31, 2019. Acquisition, development, and land loans increased $1.5 million, or 7.7%, to $20.3 million from $18.8 million at December 31, 2019. Home equity loans and lines of credit decreased $563,000, or 5.6%, to $9.6 million from $10.1 million at December 31, 2019. Consumer loans increased $420,000, or 24.0%, to $2.2 million from $1.8 million at December 31, 2019. The largest increase in our loan portfolio was in the commercial and industrial loan portfolio due to the origination of $33.0 million of PPP loans as of September 30, 2020.

Our strategy to grow the balance sheet continues to be through originations of one- to four-family residential mortgage loans, while also diversifying into higher yielding commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Net deferred loan (fees) costs decreased $884,000 during the nine months ended September 30, 2020 primarily due to fees received from the SBA for processing PPP loans. Total SBA fees received were $1.4 million. SBA fee income recognized during the nine months ended September 30, 2020 was approximately $287,000 and is included in interest and fees on loans.

Our allowance for loan losses increased $371,000 to $3.2 million at September 30, 2020 from $2.9 million at December 31, 2019.  The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred.  This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding COVID-19, the Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at September 30, 2020 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio at September 30, 2020.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

Deposits increased $57.8 million, or 20.5%, to $339.5 million at September 30, 2020 from $281.6 million at December 31, 2019 primarily as a result of an increase in commercial deposits due, in part, to the deposit of PPP loan proceeds. Core deposits (defined as deposits other than time deposits) increased $67.4 million, or 30.6%, to $288.0 million from $220.6 million at December 31, 2019. The increase was due to an increase in savings deposits of $8.2 million, an increase in money market deposits of $15.2 million and an increase in NOW and demand deposit accounts of $44.0 million. Time deposits decreased $9.6 million, or 15.7%, to $51.5 million from $61.0 million at December 31, 2019. There were no brokered deposits included in time deposits at September 30, 2020 or December 31, 2019.

Borrowings. Total borrowings increased $6.4 million, or 9.7%, to $72.6 million at September 30, 2020 from $66.2 million at December 31, 2019. Advances from FHLB decreased $19.3 million, or 29.2%, to $46.9 million at September 30, 2020 from $66.2 million at December 31, 2019 as a result of scheduled maturities. The decrease in advances from the FHLB was offset by a $25.7 million increase in advances from the FRB under the PPPLF program.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.7 million, or 2.9%, to $58.7 million at September 30, 2020 from $57.1 million at December 31, 2019. This increase was due primarily to other comprehensive income of $438,000 related to net changes in unrealized holding gains in the available-for-sale securities portfolio and fair value of interest rate swap derivatives and net income of $1.2 million for the nine months ended September 30, 2020.

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

Nonperforming loans were $930,000 and $1.1 million, or 0.25% and 0.31% of total loans, at September 30, 2020 and December 31, 2019, respectively. Nonperforming loans consist primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $865,000 at September 30, 2020, and is secured by all business assets. The SBA-guarantee covers 75% of the loan balance. Although this loan was performing according to its original terms at September 30, 2020, it was considered nonperforming due to the financial condition and prospects of the borrower. At September 30, 2020 and December 31, 2019, we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

Net Income. Net income was $392,000 for the three months ended September 30, 2020, compared to a net loss of $613,000 for the three months ended September 30, 2019, an increase of $1.0 million, or 163.9%. The increase was primarily due to a $301,000 increase in net interest and dividend income after provision for loan losses and a decrease in noninterest expense of $985,000 due primarily to the absence in the current period of a $758,000 funding of the charitable foundation established during the three months ended September 30, 2019, offset by an increase of $302,000 in the provision for income taxes during the three months ended September 30, 2020.

Interest and Dividend Income. Interest and dividend income increased $24,000, or 0.6%, to $3.9 million for the three months ended September 30, 2020 from $3.9 million for the three months ended September 30, 2019. This increase was due to a $67,000 increase in interest and fees on loans, primarily due to an increase of $45.7 million in the average balance of the loan portfolio to $380.5 million for the three months ended September 30, 2020 from $334.8 million for the three months ended September 30, 2019, offset by a $43,000 decrease in interest and dividend income on investments, or 11.8%, to $321,000 for the three months ended September 30, 2020 from $364,000 for the three months ended September 30, 2019. The increase is also attributable to SBA interest and fee income earned related to the Bank’s participation in the PPP. The weighted average annualized yield for the loan portfolio decreased to 3.81% for the three months ended September 30, 2020 from 4.25% for the three months ended September 30, 2019 primarily as a result of a decrease in market interest rates. The weighted average annualized yield for the investment portfolio decreased to 2.21% for the three months ended September 30, 2020 from 2.78% for the three months ended September 30, 2019 due primarily to the reinvestment of proceeds from sales and maturities into lower yielding investments as a result of a decrease in market interest rates.

Average interest-earning assets increased $70.3 million, to $458.0 million for the three months ended September 30, 2020 from $387.7 million for the three months ended September 30, 2019. The annualized yield on interest earning-assets decreased 60 basis points to 3.45% for the three months ended September 30, 2020 from 4.05% for the three months ended September 30, 2019 primarily as a result of a decrease in market interest rates.

Interest Expense. Total interest expense decreased $387,000, or 43.4%, to $504,000 for the three months ended September 30, 2020 from $891,000 for the three months ended September 30, 2019. Interest expense on deposits decreased $286,000, or 46.4% to $330,000 for the three months ended September 30, 2020 from $616,000 for the three months ended September 30, 2019 due to a decrease in deposit rates, offset by an increase in interest-bearing deposit balances. The weighted average annualized rate of interest-bearing deposits decreased to 0.48% for the three months ended September 30, 2020 from 1.01% for the three months ended September 30, 2019 primarily as a result of a decrease in market interest rates and low interest rate borrowings associated with PPPLF  advances. The average balance of interest-bearing deposits increased to $273.5 million for the three months ended September 30, 2020 from $243.6 million for the three months ended September 30, 2019, an increase of $30.0 million, or 12.3%, primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds.

Interest expense on borrowed funds decreased $101,000, or 36.7% to $174,000 for the three months ended September 30, 2020 from $275,000 for the three months ended September 30, 2019, primarily due to a decrease in the borrowing rate, offset by an increase in the amount of funds borrowed. The weighted average annualized rate of borrowings decreased to 0.96% for the three months ended September 30, 2020 from 2.22% for the three months ended September 30, 2019. The average balance increased $22.7 million, or 45.8%, to $72.3 million for the three months ended September 30, 2020 from $49.6 million for the three months ended September 30, 2019. The increase in the average balance of borrowed funds was due primarily to funds borrowed from the FRB under the PPPLF program.

Net Interest Income. Net interest income increased $411,000, or 13.6%, to $3.4 million for the three months ended September 30, 2020 from $3.0 million for the three months ended September 30, 2019. This increase was due to a $70.3 million, or 18.1%, increase in the balance of average interest-earning assets offset by an increase of $52.7 million, or 17.9%, in interest-bearing liabilities during the three months ended September 30, 2020. The annualized net interest margin decreased to 3.01% for the three months ended September 30, 2020 from 3.13% for the three months ended September 30, 2019.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a $110,000 provision for loan losses was recorded for the three months ended September 30, 2020, compared to no provision for loan losses for the three months ended September 30, 2019. The increase in the provision for the three months ended September 30, 2020 was primarily due to adjustments to qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $21,000, or 4.7%, to $465,000 for the three months ended September 30, 2020 compared to $444,000 for the three months ended September 30, 2019. The increase in non-interest income during the three months ended September 30, 2020 was due primarily to a $44,000 increase in gain on sale of loans and a $21,000 increase in income from bank-owned life insurance, offset by a $42,000 decrease in securities gains, net, during the three months ended September 30, 2020.

Non-Interest Expense. Non-interest expense decreased $1.0 million, or 22.9%, to $3.3 million for the three months ended September 30, 2020 from $4.3 million for the three months ended September 30, 2019. The decrease was due primarily to the absence in the current period of a $758,000 funding of the charitable foundation during the three months ended September 30, 2019. Also contributing to the decrease in non-interest expense was a $438,000, or 81.7%, decrease in marketing expense, offset by increased salaries and employee benefits of $100,000, or 5.2%, an increase in data processing expense of $77,000, or 35.0%, and an increase in deposit insurance fees of $47,000, or 313.3% for the three months ended September 30, 2020. The increase in salaries and benefits during the three months ended September 30, 2020 was due to filling vacant positions, normal salary increases, employee bonus accruals and compensation expense recognized in connection with the ESOP.

Income Taxes. An income tax expense of $82,000 was recorded for the three months ended September 30, 2020 compared to an income tax benefit of $220,000 for the three months ended September 30, 2019. The effective tax rate was 17.3% for the three months ended September 30, 2020. The difference between the Company’s effective tax rate as compared to the statutory rate of 21% is due primarily to tax-exempt income related to municipal securities. The benefit recognized during the three months ended September 30, 2019 resulted primarily from the tax benefit of a $758,000 donation to the charitable foundation established during the period. The effective tax rate for the three months ended September 30, 2019 is less than statutory federal and state tax rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities, as well as the impact of a state tax credit and a state net operating loss carryforward.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$380,533	$3,624	3.81%	$334,806	$3,557	4.25%
Securities	50,935	281	2.21%	42,398	295	2.78%
Other	26,542	40	0.60%	10,460	69	2.64%
Total interest-earning assets	458,010	3,945	3.45%	387,664	3,921	4.05%
Non-interest-earning assets	11,456			11,646
Total assets	$469,466			$399,310
Interest-bearing liabilities:
NOW and demand deposits	$90,700	$55	0.24%	$69,847	$21	0.12%
Money market deposits	79,786	85	0.43%	62,046	167	1.08%
Savings accounts	47,874	8	0.07%	40,072	74	0.74%
Certificates of deposit	55,184	182	1.32%	71,588	354	1.98%
Total interest-bearing deposits	273,544	330	0.48%	243,553	616	1.01%
Borrowings	72,257	174	0.96%	49,564	275	2.22%
Other	1,519	—	—	1,529	—	—
Total interest-bearing liabilities	347,320	504	0.58%	294,646	891	1.21%
Non-interest-bearing deposits	58,987			50,626
Other noninterest-bearing liabilities	4,308			9,125
Total liabilities	410,615			354,397
Total stockholders' equity	58,851			44,913
Total liabilities and stockholders' equity	$469,466			$399,310
Net interest income		$3,441			$3,030
Net interest rate spread (1)			2.86%			2.84%
Net interest-earning assets (2)	$110,690			$93,018
Net interest margin (3)			3.01%			3.13%
Average interest-earning assets to interest-bearing liabilities	131.87%			131.57%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$457	$(390)	$67
Securities	53	(67)	(14)
Other	52	(81)	(29)
Total interest-earning assets	562	(538)	24
Interest-bearing liabilities:
NOW and demand deposits	8	26	34
Money market deposits	38	(120)	(82)
Savings accounts	12	(78)	(66)
Certificates of deposit	(70)	(102)	(172)
Total interest-bearing deposits	(12)	(274)	(286)
Borrowings	94	(195)	(101)
Total interest-bearing liabilities	82	(469)	(387)
Change in net interest income	$480	$(69)	$411

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

Net Income. Net income was $1.2 million for the nine months ended September 30, 2020, compared to a net loss of $222,000 for the nine months ended September 30, 2019, an increase of $1.4 million, or 631.5%. The increase was related primarily to an increase of $904,000 in net interest and dividend income after provision for loan losses, an increase in noninterest income of $460,000 and a decrease in noninterest expenses of $376,000, offset by an increase in income tax expense of $338,000 during the nine months ended September 30, 2020.

Interest and Dividend Income. Interest and dividend income increased $230,000, or 2.0%, to $11.8 million for the nine months ended September 30, 2020 from $11.6 million for the nine months ended September 30, 2019. This increase was due to a $417,000 increase in interest and fees on loans, primarily due to an increase of $36.9 million in the average balance of the loan portfolio to $367.0 million for the nine months ended September 30, 2020 from $330.1 million for the nine months ended September 30, 2019, offset by a $187,000, or 16.2%, decrease in interest and dividend income on investments, to $964,000 for the nine months ended September 30, 2020 from $1.2 million for the nine months ended September 30, 2019. The increase is also attributable to SBA interest and fee income earned related to the Bank’s participation in the PPP. The weighted average annualized yield for the loan portfolio decreased to 3.94% for the nine months ended September 30, 2020 from 4.21% for the nine months ended September 30, 2019 primarily as a result of a decrease in market interest rates. The weighted average annualized yield for the investment portfolio decreased to 2.39% for the nine months ended September 30, 2020 from 2.76% for the nine months ended September 30, 2019 due primarily to the reinvestment of proceeds from sales and maturities into lower yielding investments as a result of a decrease in market interest rates.

Average interest-earning assets increased $50.0 million, to $434.8 million for the nine months ended September 30, 2020 from $384.8 million for the nine months ended September 30, 2019. The annualized yield on interest earning-assets decreased to 3.62% for the nine months ended September 30, 2020 from 4.01% for the nine months ended September 30, 2019 primarily as a result of a decrease in market interest rates.

Interest Expense. Total interest expense decreased $1.0 million, or 34.6%, to $2.0 million for the nine months ended September 30, 2020 from $3.0 million for the nine months ended September 30, 2019. Interest expense on borrowed funds decreased $606,000, or 46.8%, to $689,000 for the nine months ended September 30, 2020 from $1.3 million for the nine months ended September 30, 2019. The average balance of borrowings increased to $73.0 million for the nine months ended September 30, 2020 from $69.4 million for the nine months ended September 30, 2019, an increase of $3.5 million, or 5.1% due primarily to funds borrowed from the FRB under the PPPLF program offset by repayments of FHLB borrowings. The weighted average annualized rate paid on borrowings decreased to 1.26% for the nine months ended September 30, 2020 from 2.49% for the nine months ended

September 30, 2019 primarily as a result of a decrease in market interest rates and low interest rate borrowings associated with PPPLF advances.

While deposit balances increased, the interest expense on deposits decreased $428,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The average balance of interest-bearing deposits increased to $258.1 million for the nine months ended September 30, 2020 from $237.1 million for the nine months ended September 30, 2019, an increase of $20.9 million, or 8.8%, primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds. The weighted average annualized rate on deposits decreased to 0.65% for the nine months ended September 30, 2020 from 0.95% for the nine months ended September 30, 2019 primarily as a result of a decrease in market interest rates.

Net Interest Income. Net interest income increased $1.3 million, or 14.7%, to $9.9 million for the nine months ended September 30, 2020 from $8.6 million for the nine months ended September 30, 2019. This increase was due to a $50.0 million, or 13.0%, increase in the balance of average interest-earning assets offset by an increase of $24.5 million, or 7.9%, in interest-bearing liabilities during the nine months ended September 30, 2020. The annualized net interest margin increased to 3.02% for the nine months ended September 30, 2020 from 2.97% for the nine months ended September 30, 2019.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a $385,000 provision for loan losses was recorded for the nine months ended September 30, 2020, compared to $25,000 for the nine months ended September 30, 2019. The increase in the provision for the nine months ended September 30, 2020 was primarily due to adjustments to qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $460,000, or 41.6%, to $1.6 million for the nine months ended September 30, 2020 compared to $1.1 million for the nine months ended September 30, 2019. The increase in non-interest income during the nine months ended September 30, 2020 was due primarily to a $251,000 increase in securities gains, net, and a $227,000 increase in gain on sale of loans during the nine months ended September 30, 2020.

Non-Interest Expense. Non-interest expense decreased $376,000, or 3.7%, to $9.7 million for the nine months ended September 30, 2020 from $10.1 million for the nine months ended September 30, 2019. The decrease to non-interest expense was primarily due to decreased marketing expenses of $527,000, or 67.3%, decreased employee travel and education expenses of $102,000, or 56.4%, decreased charitable foundation expense of $758,000, or 100.0%, offset by increased salaries and employee benefits of $527,000, or 9.7%, increased data processing expense of $332,000, or 63.4%, and increased professional fees and assessments of $215,000, or 49.2%. The increase in salaries and benefits during the nine months ended September 30, 2020 was due to filling vacant positions, normal salary increases, employee bonus accruals and compensation expense recognized in connection with the ESOP. The increase in professional fees and assessments was due to expenses incurred to meet SEC reporting requirements. Data processing fees for the nine months ended September 30, 2019 were net of the receipt of proceeds from an insurance claim.

Income Taxes. An income tax expense of $128,000 was recorded for the nine months ended September 30, 2020 compared to an income tax benefit of $210,000 for the nine months ended September 30, 2019. The effective tax rate was 9.8% for the nine months ended September 30, 2020. The difference between the Company’s effective tax rate as compared to the statutory rate of 21% is due primarily to tax-exempt income related to municipal securities. The benefit recognized during the nine months ended September 30, 2019 resulted primarily from the tax benefit of a $758,000 donation to the charitable foundation established during the period. The effective tax rate for the period is less than statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities, as well as the impact of a state tax credit and a state net operating loss carryforward.

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

	For the Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$367,015	$10,839	3.94%	$330,137	$10,422	4.21%
Securities	44,676	800	2.39%	42,385	878	2.76%
Other	23,113	164	0.95%	12,317	273	2.96%
Total interest-earning assets	434,804	11,803	3.62%	384,839	11,573	4.01%
Non-interest-earning assets	11,975			12,006
Total assets	$446,779			$396,845
Interest-bearing liabilities:
NOW and demand deposits	$82,295	$152	0.25%	$68,143	$75	0.15%
Money market deposits	72,911	381	0.70%	60,767	511	1.12%
Savings accounts	44,455	22	0.07%	40,504	151	0.50%
Certificates of deposit	58,411	709	1.62%	67,722	955	1.88%
Total interest-bearing deposits	258,072	1,264	0.65%	237,136	1,692	0.95%
Borrowings	72,967	689	1.26%	69,436	1,295	2.49%
Other	1,614	—	—	1,590	—	—
Total interest-bearing liabilities	332,653	1,953	0.78%	308,162	2,987	1.29%
Non-interest-bearing deposits	52,080			44,511
Other noninterest-bearing liabilities	3,860			6,883
Total liabilities	388,593			359,556
Total stockholders' equity	58,186			37,289
Total liabilities and stockholders' equity	$446,779			$396,845
Net interest income		$9,850			$8,586
Net interest rate spread (1)			2.84%			2.72%
Net interest-earning assets (2)	$102,151			$76,677
Net interest margin (3)			3.02%			2.97%
Average interest-earning assets to interest-bearing liabilities	130.71%			124.88%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$1,117	$(700)	$417
Securities	46	(124)	(78)
Other	148	(257)	(109)
Total interest-earning assets	1,311	(1,081)	230
Interest-bearing liabilities:
NOW and demand deposits	18	59	77
Money market deposits	89	(219)	(130)
Savings accounts	13	(142)	(129)
Certificates of deposit	(122)	(124)	(246)
Total interest-bearing deposits	(2)	(426)	(428)
Borrowings	63	(669)	(606)
Total interest-bearing liabilities	61	(1,095)	(1,034)
Change in net interest income	$1,250	$14	$1,264

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At September 30, 2020 and December 31, 2019, we had $46.9 million and $66.2 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $95.0 million and $81.7 million, respectively. At September 30, 2020, we also had $25.7 million outstanding in PPPLF advances from FRB. Additionally, at September 30, 2020 and December 31, 2019, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At September 30, 2020 and December 31, 2019, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $3.0 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, net of principal collections, and the purchase of securities available for sale, offset by proceeds from the sale and maturity of securities available for sale, was $45.3 million and $11.4 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB and FRB advances, was $65.5 million and $10.8 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities for the nine months ended September 30, 2019 included $25.1 million of net proceeds from the sale of the Company’s common stock.

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

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $10.0 million. On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC. See Note 11 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report.

At September 30, 2020 and December 31, 2019, the Bank exceeded all its regulatory capital requirements. See Note 10 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. See Note 12 for a discussion of the Company’s derivative and hedging activities.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at September 30, 2020.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$36,314	$(5,818)	(13.8)%	8.6%	$(12)
300 bp	39,246	(2,886)	(6.8)	9.0	26
200 bp	42,023	(109)	(0.3)	9.3	57
100 bp	43,811	1,679	4.0	9.4	63
0	42,132	—	—	8.7	—
(100) bp	30,792	(11,340)	(26.9)	6.3	(241)

The NPV ratio in the -100 bp change in interest rates scenario was -26.9% at September 30, 2020 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV ratio resulting in a mathematical aberration.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of September 30, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 0.3% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 26.9% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

During the quarter ended September 30, 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2020, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

As of September 30, 2020, the Company believes that the risk factors applicable to it have not changed materially from those disclosed in the Company’s Definitive Prospectus dated May 14, 2019,  as filed with the Securities and Exchange Commission on May 23, 2019, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission on August 14, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC.  The Company intends to conduct any repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that the Company may repurchase.  The Company will hold any repurchased shares in its treasury.  The Company intends to commence any repurchases, subject to market conditions and other factors, after it files this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, with the SEC.

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

101

The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: November 13, 2020	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: November 13, 2020	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer