Form 10-K
period 2020-12-31
First Seacoast Bancorp
filed 2021-03-26
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $16.0 million.

As of March 16, 2021, there were 6,042,911 outstanding shares of the registrant’s common stock, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 27, 2021, are incorporated by reference into Part III of this report.

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
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make;

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

First Seacoast Bancorp

First Seacoast Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is the savings and loan holding company for First Seacoast Bank (the “Bank”).  First Seacoast Bancorp conducts its operations primarily through its wholly-owned subsidiary, First Seacoast Bank, a federally-chartered savings bank. At December 31, 2020, First Seacoast Bancorp had total consolidated assets of $443.1 million, loans of $368.1 million, deposits of $327.4 million and stockholders’ equity of $58.9 million.

First Seacoast Bancorp was formed as part of the mutual holding company reorganization of First Seacoast Bank, which was completed on July 16, 2019. In connection with the reorganization, First Seacoast Bancorp sold 2,676,740 shares of common stock at a price of $10.00 per share to depositors of First Seacoast Bank for net proceeds of $25.1 million, issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC (the “MHC”) and contributed 60,835 shares of common stock and $150,000 in cash to the First Seacoast Community Foundation, Inc. On July 17, 2019, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol FSEA.

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

First Seacoast Bancorp, MHC

First Seacoast Bancorp, MHC is a federal mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of First Seacoast Bancorp’s common stock. At December 31, 2020, 55% of First Seacoast Bancorp’s outstanding shares are owned by First Seacoast Bancorp, MHC.

First Seacoast Bancorp, MHC’s principal assets are the common stock of First Seacoast Bancorp it received in the reorganization and offering and $100,000 in cash as its initial capitalization. Presently, the only business activity of First Seacoast Bancorp, MHC is it’s ownership of a majority of First Seacoast Bancorp’s common stock. First Seacoast Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities.

First Seacoast Bank

First Seacoast Bank, a federally-chartered savings bank headquartered in Dover, New Hampshire, has served residents of the Seacoast area of New Hampshire since 1890. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home

Loan Bank, in one- to four-family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans.  In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

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

Investment management services are offered through our wealth management office located in Dover, New Hampshire. The assets held for wealth management customers are not assets of the Bank and, accordingly, are not reflected in the Company’s consolidated balance sheets.

First Seacoast Bank is active in the communities we serve. The Bank makes contributions to various non-profits and local organizations, investments in community development lending and investments in low-income housing all of which strive to improve the communities we serve.  In connection with the 2019 reorganization and offering, First Seacoast Bancorp contributed 60,835 shares of common stock and $150,000 in cash to the First Seacoast Community Foundation, Inc., a charitable foundation dedicated to supporting charitable organizations operating in the Bank’s local community.

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

Market Area

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire and one full-service banking office in Rockingham County, New Hampshire, located in the southeastern part of the state along the New Hampshire Seacoast. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

The New Hampshire and southern Maine Seacoast region’s economy is fairly diversified, with employment in education, healthcare, government, services, retail and manufacturing sectors. Our Strafford County branches are located in the cities of Dover, Durham, Barrington and Rochester, New Hampshire. Top employment sectors in Strafford County include healthcare, government, education, insurance, retail and textile manufacturing. Our Rockingham County branch is located in the city of Portsmouth, New Hampshire. Top employment sectors in Rockingham County include healthcare, government, insurance, and pharmaceuticals and biotech. Additionally, although we do not have a branch office in York County, Maine, many of our customers work and reside in York County, which is contiguous to Strafford County.  Our Dover headquarters is conveniently located approximately 65 miles from Boston and less than 50 miles from each of Manchester, New Hampshire and Portland, Maine.

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

The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of the Company’s non-banking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of the Company’s competitors have assets, capital and lending limits greater than that of the Company, greater access to capital markets and offer a broader range of products and services than the Company. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer.

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

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated. At December 31, 2020, we had $3.2 million of loans in process.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential real estate	$213,718	58.2%	$213,322	62.1%	$201,759	62.9%	$188,787	61.6%	$163,586	59.6%
Commercial real estate	66,166	18.0%	70,194	20.4%	63,853	19.9%	55,573	18.1%	56,537	20.6%
Acquisition, development and land	23,145	6.3%	18,844	5.5%	15,580	4.9%	24,924	8.1%	18,026	6.6%
Commercial and industrial	45,262	12.3%	24,676	7.2%	21,990	6.9%	18,589	6.1%	16,206	5.9%
Home equity loans and lines of credit	9,583	2.6%	10,123	2.9%	11,151	3.5%	12,097	4.0%	13,830	5.0%
Multi-family	6,619	1.8%	4,888	1.4%	4,928	1.5%	5,315	1.7%	5,083	1.9%
Consumer	2,944	0.8%	1,752	0.5%	1,295	0.4%	1,224	0.4%	1,151	0.4%
Total loans	$367,437	100.0%	$343,799	100.0%	$320,556	100.0%	$306,509	100.0%	$274,419	100.0%
Net deferred loan costs	705		1,056		866		786		702
Allowance for loan losses	(3,342)		(2,875)		(2,806)		(2,804)		(2,677)
Net Loans	$364,800		$341,980		$318,616		$304,491		$272,444

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2020.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2020	One- to Four- Family Residential Real Estate	Commercial Real Estate	Acquisition, Development and Land	Commercial and Industrial
	(In thousands)
Amounts due in:
One year or less	$2	$1,329	$1,789	$2,623
More than one to five years	1,916	14,054	—	35,593
More than five years	211,800	50,783	21,356	7,046
Total	$213,718	$66,166	$23,145	$45,262

December 31, 2020	HELOC	Multi-family	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$557	$174	$118	$6,592
More than one to five years	1,307	869	900	54,639
More than five years	7,719	5,576	1,926	306,206
Total	$9,583	$6,619	$2,944	$367,437

Fixed vs. Adjustable Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential real estate	$200,745	$12,971	$213,716
Commercial real estate	28,397	36,440	64,837
Acquisition, development and land	18,439	2,917	21,356
Commercial and industrial	41,114	1,525	42,639
Home equity loans and lines of credit	361	8,665	9,026
Multi-family	1,050	5,395	6,445
Consumer	2,775	51	2,826
Total	$292,881	$67,964	$360,845

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, substantially all of which are collateralized by the primary residence of the borrower. At December 31, 2020, we had $213.7 million of loans secured by one- to four-family residential real estate, representing 58.2% of our total loan portfolio. Generally, all of our one- to four-family residential real estate loans are secured by properties located in the New Hampshire and southern Maine Seacoast region. Purchased loans are secured by properties located in the greater Boston market in a contiguous state.

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

At December 31, 2020, 93.9% of our one- to four-family residential real estate loans were fixed-rate loans. We sell a portion of fixed-rate conforming loans that we originate on a servicing-retained basis. Secondary market investors that purchase our loans may include Freddie Mac, the New Hampshire Housing Finance Authority and other investors.

At December 31, 2020, 6.1% of our one- to four-family residential real estate loans were adjustable-rate loans. Our adjustable-rate mortgage loans have initial repricing terms of one, three or five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One-Year U.S. Treasury Constant Maturity rate, plus a margin. The majority of such loans have an annual interest rate adjustment cap of 2.0% and a lifetime adjustment cap ranging from 4.0% to 6.0%. We typically hold our adjustable-rate one- to four-family residential real estate loans in our portfolio.

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

Commercial Real Estate and Multi-Family Real Estate Loans. Consistent with our strategy to diversify our loan portfolio and increase our yield, we have focused on the origination of commercial real estate loans. At December 31, 2020, we had $72.8 million in commercial real estate and multi-family real estate loans, representing 19.8% of our total loan portfolio. Of this aggregate amount, we had $49.7 million in owner-occupied commercial real estate loans, $16.5 million in non-owner-occupied commercial real estate loans and $6.6 million in multi-family real estate loans.

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

Commercial real estate and multi-family real estate loans generally have higher balances and entail greater credit risks compared to one- to four-family residential real estate loans. The repayment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions, such as the economic uncertainties of COVID-19, that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio at December 31, 2020.

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

We consider a number of factors in originating commercial real estate loans. In addition to the debt-service coverage ratio, we evaluate the loan purpose, the quality of collateral and the borrower’s qualifications, experience, credit history, cash flows and financial statements and sources of repayment. Personal guarantees are generally obtained from the principals of closely-held companies. We gather information on environmental risks associated with commercial properties and also require appropriate insurance coverage on properties securing real estate loans. In addition, the borrower’s and guarantor’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates.

On a limited basis, we also purchase and participate in commercial real estate loans from other financial institutions. Such loans are subject to the same underwriting criteria and loan approval requirements applied to loans originated by First Seacoast Bank.

At December 31, 2020, the average loan balance outstanding in the commercial real estate loans portfolio was $352,000, and the largest individual commercial real estate loan outstanding was a $4.1 million participation loan secured by a commercial building. This loan was performing in accordance with its original repayment terms at December 31, 2020.

At December 31, 2020, the average loan balance outstanding in the multi-family real estate loans portfolio was $390,000, and the largest individual multi-family real estate loan outstanding was a $1.2 million loan secured by a 25-unit property. This loan was performing in accordance with its original repayment terms at December 31, 2020.

Acquisition, Development and Land Loans. At December 31, 2020, acquisition, development and land loans were $23.1 million or 6.3% of our total loan portfolio. These loans consist of residential construction loans, commercial real estate and multi-family construction loans and land loans. At December 31, 2020, the average loan balance outstanding in the acquisition, development and land loan portfolio was $340,000.

We originate loans to finance the construction or rehabilitation of owner-occupied one- to four-family residential properties to the prospective homeowners primarily located in our market area. Upon completion of construction, such loans convert to permanent mortgage loans. At December 31, 2020, residential construction loan balances were $14.4 million, or 3.9% of our total loan portfolio, with an additional $12.4 million available for advance to borrowers.  Residential construction loans are generally structured as interest-only for nine months, with a loan to value ratio generally not exceeding 80% of the appraised value on a completed basis or the cost of completion, whichever is less. However, if private mortgage insurance is obtained, we will consider a loan-to-value ratio up to 97%.  We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within nine months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 30 years total or 15 years for manufactured homes. The interest rate may be fixed or adjustable. At December 31, 2020, our largest individual residential construction loan outstanding was $1.2 million, and it was performing in accordance with its original repayment terms.

We also originate loans to finance the construction of commercial properties, primarily owner-occupied properties located in our market area. Upon completion of construction, such loans generally convert to permanent commercial mortgage loans. At December 31, 2020, commercial construction loan balances totaled $8.2 million, or 2.2% of our total loan portfolio, with an additional $2.4 million available for advance to borrowers. Commercial real estate construction loans are generally structured as interest-only for up to 18 months, with a loan to value of 80% of the appraised value on a completed basis or a loan to cost of completion ratio of up to 85%. We also originate commercial constructions loans with an initial loan-to-value ratio of 90% when coupled with the U.S. Small Business Administration 504 Loan program. During the year ended December 31, 2020, we originated two construction loans secured by owner-occupied properties under the Small Business Administration 504 Loan program, with aggregate original principal balances of $3.6 million.

We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within 18 months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 20 years total (including the construction phase). The interest rate may be fixed or adjustable. At December 31, 2020, our largest commercial real estate construction loan had an outstanding balance of $2.0 million, and it was performing in accordance with its original repayment terms.

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

We also originate loans to finance the acquisition and development of land. Land development loans are generally secured by vacant land located in our primary market and in process of improvement. At December 31, 2020, land development loan balances were $472,000, or 0.1% of our total loan portfolio. We generally originate commercial land development loans with loan-to-value ratios of up to 70% where all approvals and permits for improvements are already in place and up to 50% where approvals and permits are not yet in place. The maximum construction term is generally 9 months for residential development properties and 18 months for commercial development properties.  At December 31, 2020, our largest land loan had an outstanding balance of $115,000, and it was performing in accordance with its original repayment terms.

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

Commercial and Industrial Loans. At December 31, 2020, we had $45.3 million of commercial and industrial loans representing 12.3% of our total loan portfolio. On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP loans”). The CARES Act provides that PPP loans are fully guaranteed as to principal and interest by the SBA. During 2020, the Bank originated 286 PPP loans with aggregate principal balances of $33.0 million. At December 31, 2020, our commercial and industrial loans included 240 PPP loans with aggregate outstanding principal balances of $21.2 million.

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

When making commercial and industrial loans, we consider the financial history of the borrower, the debt service capabilities and cash flows of the borrower and other guarantors and the value of the underlying collateral. We generally require personal guarantees by the principals, as well as other appropriate guarantors, when personal assets are in joint names or a principal’s net worth is not sufficient to support the loan. Depending on the collateral, commercial and industrial loans are made in amounts up to 80% of the value of the collateral securing the loan.

To assist small businesses with their credit needs for working capital, equipment and new real estate construction or acquisition, we make commercial and industrial loans under the Small Business Administration 7(a) and Express guarantee programs. Typically, a 7(a) loan carries a 75% guaranty and an Express loan carries a 50% guaranty from the U.S.

Government. At December 31, 2020, we had 9 loans outstanding with an aggregate principal balance of $3.5 million with Small Business Administration 7(a) guarantees totaling $2.4 million and 6 Small Business Administration Express loans with an aggregate principal balance of $459,000 with guarantees totaling $229,000.

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

The average loan balance outstanding in the commercial and industrial loans portfolio was $129,000, and the largest individual commercial and industrial loan outstanding was $3.5 million at December 31, 2020. This loan was performing in accordance with its original repayment terms at December 31, 2020.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral, generally within our primary market area. At December 31, 2020, outstanding balances on home equity loans and lines of credit totaled $9.6 million, or 2.6% of our total loan portfolio, and the lines of credit had an additional $16.4 million available to draw.

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

Consumer Loans. We offer consumer loans to individuals who reside or work in our market area. At December 31, 2020, consumer loans totaled $2.9 million, or 0.8% of our total loan portfolio, of which $682,000 was unsecured.

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

We consider our balance sheet, as well as market conditions, on an ongoing basis in making decisions as to whether to hold one- to four-family residential real estate loans we originate in our portfolio for investment or to sell such loans to investors, based on profitability and a risk management standpoint. We sell selected conforming, 15-year and 30-year fixed-

rate one- to four-family residential real estate loans that we originate, on a servicing-retained basis, when we are able to, and strategically retain non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the years ended December 31, 2020 and 2019, we sold $12.0 million and $7.9 million, respectively, of one- to four-family residential real estate loans.

We purchase one- to four- family jumbo residential loans to supplement our own origination efforts. During 2020, we purchased $9.9 million of one- to four-family jumbo residential real estate loans secured by properties located in the greater Boston market in a contiguous state. We did not purchase any such loans during the years ended December 31, 2019 and 2018. As of December 31, 2020, the portfolio of purchased loans had outstanding principal balances of $20.0 million and were performing in accordance with their original repayment terms. Occasionally, we may purchase a participation interest in a commercial real estate loan in which we are not the lead originating lender. At December 31, 2020, we had outstanding participation interests totaling $16.0 million. All loan purchases and participations interests are subject to the same underwriting criteria and loan approvals that apply to loans that we originate for our portfolio. The properties are independently appraised and subject to field inspections by our loan officers.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain and property valuations. Our board of directors has established a Loan Officers Review Committee to oversee loan approvals. The voting members of the Loan Officers Review Committee consist of our President and Chief Executive Officer, Senior Vice President – Chief Financial Officer, Senior Vice President – Senior Commercial Loan Officer, Senior Vice President – Senior Retail Loan Officer, Senior Vice President – Bank Administration and Risk Management Officer.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the seniority of the officer, the type of loan and underlying security. Our President and Chief Executive Officer has aggregate approval authority of up to $400,000 per relationship. Individual loan officers generally can approve secured commercial loans of up to $100,000 and residential real estate loans of up to $250,000. Loans in excess of individual officers’ lending limits generally can be approved by a second loan officer who is a voting member of our Loan Officers Review Committee, up to additional prescribed limits of $350,000 for secured commercial loans and $600,000 for residential real estate loans. Loans in excess of such additional limits require approval of the full Loan Officers Review Committee. The Loan Officers Review Committee generally may approve secured commercial loans of up to $1.0 million regardless of existing non-commercial loan exposure. Any relationships in excess of $1.0 million must be approved by the board of directors.

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

Loans-to-One Borrower

Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2020, based on the 15% limitation, our loans-to-one-borrower limit was approximately $7.6 million. At December 31, 2020, our largest loan relationship with one borrower was for $4.1 million secured by commercial real estate which was performing in accordance with its original repayment terms.

Delinquent Loans and Non-Performing Assets

Our collection procedures for residential mortgage loans typically follow Freddie Mac collection guidelines, particularly the guidelines for residential mortgage loans serviced for others. When a residential real estate or consumer loan payment becomes more than 15 days past due, a notice is automatically sent to the customer. Once the letter is sent, we begin contacting the customer either by telephone or additional letters as appropriate.  Alternating telephone attempts and additional letters continue until a loan becomes 90 days past due, at which point we would place the loan on non-accrual status and generally refer the loan for foreclosure proceedings, unless management determines that it is in the best interest of First Seacoast Bank to work further with the borrower to arrange a workout plan. The foreclosure process generally would begin when a loan becomes 120 days delinquent. We do not pursue multiple collections processes, such as considering modifications or workouts, while proceeding with foreclosure.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31,
	2020			2019			2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$42	$—	$62	$—	$19	$66	$255	$—	$68
Commercial real estate	—	—	—	—	—	—	93	—	—
Acquisition, development and land	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	822	—	—	996	—	—	—
Home equity loans and lines of credit	143	—	—	—	—	—	100	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$185	$—	$884	$—	$19	$1,062	$448	$—	$68

	At December 31,
	2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$119	$—	$—	$—	$1	$92
Commercial real estate	—	—	—	59	—	—
Acquisition, development and land	—	—	1,203	—	—	—
Commercial and industrial	50	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	3
Multi-family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$169	$—	$1,203	$59	$1	$95

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

The following table sets forth information regarding our non-performing assets at the dates indicated. We did not have any non-accruing troubled debt restructuring at December 31, 2020, 2019, 2018, 2017 or 2016. Interest income that would have been recorded for the year ended December 31, 2020 had non-accruing loans been current according to their original terms was approximately $56,000. We recognized $5,000 of interest income for these loans for the year ended December 31, 2020.

	At December 31,
	2020	2019	2018	2017		2016
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$62	$66	$68	$—		$92
Commercial real estate	—	—	—	—		—
Acquisition, development and land	—	—	—	1,203	(1)	—
Commercial and industrial	822	996	—	—		—
Home equity loans and lines of credit	—	—	—	—		2
Multi-family	—	—	—	—		—
Consumer	—	—	—	—		—
Total non-accrual loans	$884	$1,062	$68	$1,203		$94

Accruing loans past due 90 days or more	$—	$—	$—	$—		$—

Troubled debt restructuring	$—	$—	$—	$—		$—

Total non-performing loans	$884	$1,062	$68	$1,203		$94

Total real estate owned	$—	$—	$—	$—		$90

Total non-performing assets	$884	$1,062	$68	$1,203		$184

Total non-performing loans to total loans	0.24%	0.31%	0.02%	0.39%		0.03%

Total non-performing assets to total assets	0.20%	0.26%	0.02%	0.33%		0.06%

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

Nonperforming loans were $884,000, or 0.24% of total loans, at December 31, 2020, compared to $1.1 million, or 0.31% of total loans, at December 31, 2019 and $68,000, or 0.02% of total loans, at December 31, 2018. Nonperforming loans consist primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $822,000 at December 31, 2020, and is secured by all business assets and personal real estate holdings of the guarantors. The SBA guarantees 75% of this loan balance. Although this loan was performing according to its original terms at December 31, 2020, it was considered nonperforming due to the financial condition and prospects of the borrower.

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

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2020, we had no troubled debt restructurings.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2020, we had no foreclosed assets.

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

On the basis of this review of our assets, our classified assets (including commercial, residential and consumer loans) at the dates indicated were as follows:

	At December 31,
	2020	2019
	(In thousands)
Substandard assets	$337	$477
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$337	$477
Special mention assets	$6,941	$2,166

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, potential problem loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance at beginning of the year	$2,875	$2,806	$2,804	$2,677	$2,731
Provision for loan losses	480	100	—	160	40
Charge-offs:
One- to four-family residential real estate	—	—	—	—	(97)
Commercial real estate	—	—	—	—	—
Acquisition, development and land	—	—	—	(34)	—
Commercial and industrial	—	(35)	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	(35)	(17)	—	—	(2)
Total charge-offs	$(35)	$(52)	$—	$(34)	$(99)
Recoveries:
One- to four-family residential real estate	$19	$18	$—	$—	$—
Commercial real estate	—	—	—	—	—
Acquisition, development and land	—	—	—	—	—
Commercial and industrial	2	2	1	—	—
Home equity loans and lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	1	1	1	1	5
Total recoveries	$22	$21	$2	$1	$5
Net (charge-offs) recoveries	$(13)	$(31)	$2	$(33)	$(94)

Allowance at end of year	$3,342	$2,875	$2,806	$2,804	$2,677

Allowance to non-performing loans	378.05%	270.72%	4,126.47%	233.08%	2,847.87%

Allowance to total loans outstanding at the end of the year	0.91%	0.83%	0.87%	0.91%	0.97%

Net (charge-offs) recoveries to average loans outstanding during the year	—	(0.01)%	—	(0.01)%	(0.04)%

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

	At December 31,
	2020			2019			2018
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,656	54.47%	58.16%	$1,503	52.33%	62.05%	$1,593	61.96%	62.94%
Commercial real estate	753	24.78%	18.01%	781	27.19%	20.42%	560	21.79%	19.92%
Acquisition, development and land	174	5.72%	6.30%	145	5.05%	5.48%	88	3.42%	4.86%
Commercial and industrial	267	8.78%	12.32%	350	12.19%	7.18%	232	9.02%	6.86%
Home equity loans and lines of credit	78	2.57%	2.61%	52	1.81%	2.94%	69	2.68%	3.48%
Multi-family	60	1.97%	1.80%	23	0.80%	1.42%	22	0.86%	1.54%
Consumer	52	1.71%	0.80%	18	0.63%	0.51%	7	0.27%	0.40%
Total allocated allowance	$3,040	100.00%	100.00%	$2,872	100.00%	100.00%	$2,571	100.00%	100.00%
Unallocated	302			3			235
Total	$3,342			$2,875			$2,806

	At December 31,
	2017			2016
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,629	63.16%	61.60%	$1,312	53.92%	59.61%
Commercial real estate	367	14.23%	18.13%	424	17.43%	20.60%
Acquisition, development and land	303	11.76%	8.13%	200	8.22%	6.57%
Commercial and industrial	169	6.55%	6.06%	178	7.32%	5.91%
Home equity loans and lines of credit	70	2.71%	3.95%	249	10.23%	5.04%
Multi-family	31	1.16%	1.73%	46	1.89%	1.85%
Consumer	11	0.43%	0.40%	24	0.99%	0.42%
Total allocated allowance	$2,580	100.00%	100.00%	$2,433	100.00%	100.00%
Unallocated	224			244
Total	$2,804			$2,677

The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding COVID-19, the Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at December 31, 2020 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. See Note 6 to the notes to our consolidated financial statements included in this annual report beginning on page 68 for a complete discussion of our allowance for loan losses.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.  At the dates indicated, we did not hold any securities classified as held-to-maturity or as trading securities.

	As of December 31,
	2020		2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
U.S. Government-sponsored enterprises obligations	$997	$973	$9,000	$8,997	$24,219	$23,727
U.S Government agency small business administration pools guaranteed by the SBA	2,399	2,470	2,760	2,740	—	—
Collateralized mortgage obligations issued by the FHLMC	938	949	986	980	—	—
Residential mortgage-backed securities	5,100	5,136	3,186	3,188	1,375	1,327
Municipal bonds	44,005	45,942	28,138	28,880	14,489	14,389
Total	$53,439	$55,470	$44,070	$44,785	$40,083	$39,443

At December 31, 2020, we had no investments in a single issuer (other than investments in securities issued by the U.S. Government and government agencies) that had an aggregate book value that exceeded 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of the investment securities at December 31, 2020. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.  Maturities are based on the final contractual payment dates and do not reflect the effect of scheduled principal repayments, prepayments or early redemptions that may occur.

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$—	—	$—	—	$997	0.99%	$—	—	$997	$973	0.99%
U.S Government agency small business administration pools guaranteed by the SBA	—	—	1,397	2.49%	1,002	2.28%	—	—	2,399	2,470	2.40%
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	502	0.52%	436	2.02%	938	949	1.22%
Residential mortgage-backed securities	—	—	—	—	—	—	5,100	2.64%	5,100	5,136	2.64%
Municipal bonds	—	—	—	—	338	2.30%	43,667	3.25%	44,005	45,942	3.24%
Total available for sale securities	$—	—	$1,397	2.49%	$2,839	1.52%	$49,203	3.18%	$53,439	$55,470	3.07%

U.S. Government-Sponsored Enterprises Obligations. At December 31, 2020, we had government-sponsored enterprise obligations issued by various U.S. Government agencies totaling $973,000, which constituted 1.8% of our securities portfolio. The Company invests primarily in Federal Farm Credit Bank and Federal Home Loan Bank bonds.

U.S. Government Agency Small Business Administration Pools. At December 31, 2020, we had government-sponsored small business investment company (“SBIC”) pools issued and guaranteed by the U.S. Small Business Administration (“SBA”) totaling $2.5 million, which constituted 4.5% of our securities portfolio. An SBIC is a privately owned and managed investment fund licensed and regulated by the SBA. An SBIC uses its own capital, plus funds borrowed with an SBA guarantee, to make equity and debt investments in qualifying small businesses.

Municipal Bonds. At December 31, 2020, we had municipal bonds with a fair value of $45.9 million, which constituted 82.8% of our securities portfolio, with a weighted average maturity of 18 years and 3 months. These securities often provide slightly higher after-tax yields than U.S. Government and agency securities and residential mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio. We invest primarily in bank-qualified tax-advantaged municipal securities of a satisfactory investment quality rating.

U.S. Government-Sponsored Mortgage-Backed Securities. At December 31, 2020, we had government-sponsored mortgage-backed securities and collateralized mortgage obligations issued by the FHLMC totaling $6.1 million, which constituted 11.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one-to-four family mortgages. All of our mortgage-backed securities are issued by U.S. Government-sponsored enterprises, such as Fannie Mae and Freddie Mac. Our collateralized mortgage obligations are issued by the FHLMC.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank and Federal Reserve Bank advances and repurchase agreements, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

At December 31, 2020, our core deposits, which are deposits other than certificates of deposit, were $278.7 million, representing 85.1% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits while allowing higher-cost certificates of deposit to run off upon maturity. We generally require commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2020, our deposits totaled $327.4 million.

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

We also rely on customer service, convenience of our branch office locations, advertising and pre-existing relationships to gather and develop deposit relationships.  Developing comprehensive banking relationships is a top priority for us and is a focus of our commercial lending team and business development officers.  In recent years, we have introduced new business deposit products to appeal to our commercial borrowers.  At December 31, 2020, our ratio of commercial deposits to commercial loans (including commercial real estate loans, acquisition, development and land loans and commercial and industrial loans) was 58.89%.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The significant increase in deposit balances during the COVID-19 pandemic may not be long lasting. Our liquidity position is monitored daily and we believe we have a strong contingency liquidity plan should deposit balances fluctuate. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2020			2019			2018
	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing accounts	$64,571	19.72%	—	$41,586	14.76%	—	$42,262	15.40%	—
NOW and demand deposits	96,765	29.56%	0.64%	73,438	26.08%	0.62%	67,318	24.52%	0.09%
Money market deposits	69,320	21.17%	0.14%	65,611	23.30%	0.85%	60,952	22.21%	1.35%
Savings deposits	48,057	14.68%	0.09%	39,962	14.19%	0.03%	41,294	15.05%	0.05%
Certificates of deposit	48,668	14.87%	0.88%	61,019	21.67%	1.50%	62,620	22.82%	1.69%
Total	$327,381	100.00%	0.36%	$281,616	100.00%	0.60%	$274,446	100.00%	0.72%

As of December 31, 2020, the aggregate amount of our certificates of deposit in amounts greater than or equal to $100,000 was $24.6 million.  The following table sets forth their maturity as of December 31, 2020.

(In thousands)
Maturity Period:
Three months or less	$7,006
Over three through six months	6,535
Over six through twelve months	6,828
Over twelve months	4,265
Total	$24,634

The following table sets forth time deposit accounts classified by rate and maturity at December 31, 2020.

	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$23,681	$5,208	$998	$538	$30,425	62.5%
1.01 - 2.00%	11,381	3,451	861	1,541	17,234	35.4
2.01 - 3.00%	799	210	—	—	1,009	2.1
Total	$35,861	$8,869	$1,859	$2,079	$48,668	100.0%

The following table sets forth time deposit accounts classified by rate and maturity at December 31, 2019.

	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$9,014	$2,449	$15	$—	$11,478	18.8%
1.01 - 2.00%	9,706	4,938	3,459	901	19,004	31.1
2.01 - 3.00%	29,614	753	170	—	30,537	50.1
Total	$48,334	$8,140	$3,644	$901	$61,019	100.0%

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank upon the security of our capital stock in the Federal Home Loan Bank and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. At December 31, 2020, we had $34.1 million in advances from the Federal Home Loan Bank and $112.6 million additional borrowing capacity from the Federal Home Loan Bank. During November and December 2020, the Bank retired $18.0 million of long-term borrowings from the Federal Home Loan Bank in advance of their scheduled maturities. The interest rates on these borrowings were well above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. Interest expense, calculated as the present value of the total interest to be paid over the original scheduled maturity period, amounted to $838,000.

The Bank has established a Paycheck Protection Program Liquidity Facility (“PPPLF”) with the Federal Reserve Bank of Boston which are secured by pledges of our PPP loans. The interest rate applicable to any advance made under the PPPLF is 35 basis points. As of December 31, 2020, $18.2 million of PPPLF advances are outstanding and collateralized by 110 PPP loans. PPPLF advances mature as the underlying PPP loan is paid, sold or forgiven.

The Bank has an overnight line of credit with the Federal Home Loan Bank that may be drawn up to $3.0 million. We may access additional advances if we purchase additional Federal Home Loan Bank capital stock. Additionally, at December 31, 2020, we had $5.0 million of unsecured Fed funds borrowing lines of credit with two correspondent banks. The entire balance of these credit facilities was available as of December 31, 2020.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated:

	At or For the Year Ended December 31,
	2020	2019	2018
Federal Home Loan Bank advances:	(Dollars in thousands)
Balance outstanding at end of year	$34,127	$66,219	$75,737
Weighted average interest rate at the end of year	0.92%	1.75%	2.52%
Maximum amount of borrowings outstanding at any month end during the year	71,150	87,122	78,462
Average balance outstanding during the year	53,779	66,820	72,996
Weighted average interest rate during the year	2.95%	2.37%	2.02%

Federal Reserve Bank of Boston
Balance outstanding at end of year	$18,195	$—	$—
Weighted average interest rate at the end of year	0.35%	—	—
Maximum amount of borrowings outstanding at any month end during the year	25,713	—	—
Average balance outstanding during the year	17,297	—	—
Weighted average interest rate during the year	0.35%	—	—

Repurchase Agreements:
Balance outstanding at end of year	$—	$—	$—
Weighted average interest rate at the end of year	—	—	—
Maximum amount of borrowings outstanding at any month end during the year	—	—	6,093
Average balance outstanding during the year	—	—	1,971
Weighted average interest rate during the year	—	—	0.08%

FSB Wealth Management

FSB Wealth Management is a division of First Seacoast Bank. The division currently consists of two financial advisors who are located at 629 Central Avenue, Dover, New Hampshire, adjacent to our main office. FSB Wealth Management provides access to non-FDIC insured products that include retirement planning, portfolio management, investment and insurance strategies, business retirement plans and college planning to individuals throughout our primary market area. These investments and services are offered through a third-party registered broker-dealer and investment advisor. FSB Wealth Management receives fees from advisory services and commissions on individual investment and insurance products purchased by clients. At December 31, 2020, FSB Wealth Management had approximately $58.4 million in assets under management.

Personnel and Human Capital

We believe that the success of a business is largely due to the quality of its employees, the development of each employee's full potential, and the Company's ability to provide the appropriate recognition and fulfilling rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. As of December 31, 2020, we had 81 total employees and 78 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition many of our employees to effectively work from remote locations and ensured a safe working environment for employees performing customer facing activities at our branch locations. All employees are required to stay at home when they experience signs or symptoms of a possible COVID-19 illness and are provided paid time off during such absences.

Employee retention helps us operate efficiently and achieve our business objectives. We believe our commitment to prioritizing concern for our employees’ well-being, supporting their career goals, offering competitive wages, and providing valuable fringe benefits contributes to the retention of our top-performing employees. In addition, all eligible employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees.

Subsidiaries

First Seacoast Bank is the sole and wholly owned subsidiary of First Seacoast Bancorp. FSB Service Corporation, Inc., which is inactive, is the sole and wholly owned subsidiary of First Seacoast Bank.

Regulation and Supervision

General

As a federal savings bank, First Seacoast Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the FDIC as deposits insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which First Seacoast Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including the classification of assets and the establishment of loan loss reserves for regulatory purposes.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

Federal legislation required federal banking agencies, including the Office of the Comptroller of the Currency, to establish for institutions with consolidated total assets of less than $10 billion a "community bank leverage ratio" (“CBLR”). The CBLR is an alternative framework that can be used to calculate a bank’s capital ratio.  Effective January 1, 2019, qualifying banking organizations may opt in or opt out quarterly of using the community bank leverage framework which significantly simplifies the calculation of the capital ratio by relying on total average assets and therefore eliminating the need to calculate risk-based assets.  Institutions with consolidated total assets of less than $10 billion and total off-balance sheet exposures of 25% or less of consolidated total assets may opt into the CBLR. The agencies finalized a rule, effective January 1, 2020, that set the CBLR at 9% tier 1 capital to average total consolidated assets. Pursuant to 2020 federal legislation, the CBLR was temporarily lowered to 8%, transitioning back to 9% by year-ended 2021. Throughout 2020 the Bank did not make an election to use the CBLR. At December 31, 2020, First Seacoast Bank’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2020, First Seacoast Bank complied with the loans-to-one borrower limitations.

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

At December 31, 2020, First Seacoast Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2020, First Seacoast Bank satisfied the QTL test.

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

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The FICO assessment for the fourth quarter of 2018 was 0.32 basis points of assets less tangible equity and decreased to 0.14 basis points of assets less tangible equity for the first quarter of 2020. The bonds issued by the FICO matured during 2019 and the FICO assessment ceased in mid-2019.

Federal Home Loan Bank System. First Seacoast Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, First Seacoast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2020, First Seacoast Bank complied with this requirement.

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

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. By law, all savings and loan holding companies must serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of First Seacoast Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. For the repurchase plan authorized by the board of directors on September 23, 2020 as described in Item 5 below, a notice was filed with the Federal Reserve Bank of Boston. The Federal Reserve Bank of Boston did not object to our repurchase plan.

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

Net Operating Loss Carryovers. A financial institution may carry net operating losses forward to the succeeding 20 taxable years. At December 31, 2020, First Seacoast Bank had no net operating loss carryovers.

Charitable Contribution Carryovers. A financial institution’s deduction for charitable contributions is limited to 10% of its federal taxable income with the excess carried forward to the succeeding five taxable years. Any contributions remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2020, First Seacoast Bank had approximately $626,000 of charitable contribution carryovers.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2020, First Seacoast Bank had no capital loss carryovers.

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

As of December 31, 2020, the net book value of our land, building and equipment was $5.1 million.  The following table sets forth information regarding our offices as of December 31, 2020:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1890	$1,776
633 Central Avenue
Dover, NH 03820
Branch Offices:
6 Eastern Avenue	Owned	1974	$1,025
Barrington, NH 03825
7A Mill Road	Leased	1979	$55
Durham, NH 03824
1650 Woodbury Avenue	Owned	1987	$1,017
Portsmouth, NH 03801
17 Wakefield Street	Owned	2009	$1,205
Rochester, NH 03867

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2020, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of First Seacoast Bancorp has been listed on The Nasdaq Capital Market under the symbol “FSEA” since July 17, 2019. As of March 16, 2021, we had 196 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,042,911 shares of common stock outstanding, of which 3,345,925 shares, or 55%, are owned by First Seacoast Bancorp, MHC.

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

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC. Though the repurchase plan was approved on September 23, 2020, the Company began conducting repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors on November 17, 2020, which was after the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 with the SEC. There is no guarantee as to the exact number of shares that the Company may repurchase.  The Company will hold any repurchased shares in its treasury.  As of December 31, 2020, the Company had repurchased 25,476 shares.

The Company’s repurchases of its common stock made during the quarter ended December 31, 2020 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

October 1, 2020 - October 31, 2020	—	$—	—	—
November 1, 2020 - November 30, 2020	2,612	9.07	2,612	134,267
December 1, 2020 - December 31, 2020	22,864	9.17	22,864	111,403
Total	25,476		25,476

There were no sales of unregistered securities during the year ended December 31, 2020.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data for the Company at the dates and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page 50 of this annual report. The information at and for the years ended December 31, 2020 and 2019 is derived in part from the audited consolidated financial included in this annual report. The information at and for the years ended December 31, 2018, 2017 and 2016 is derived in part from audited consolidated financial statements that are not included in this annual report.

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$443,062	$409,493	$387,114	$359,747	$330,375
Total loans	368,142	344,855	321,422	307,295	275,121
Total deposits	327,381	281,616	274,446	249,561	245,216
Total borrowings	52,322	66,219	75,737	72,225	50,131
Total stockholders' equity	58,861	57,066	32,727	31,898	30,907
Book value per share	$9.72	$9.38	N/A	N/A	N/A
Selected Operating Data:
Interest and dividend income	$15,850	$15,448	$14,264	$12,600	$11,489
Interest expense	3,174	3,843	3,145	1,820	1,501
Net interest and dividend income	12,676	11,605	11,119	10,780	9,988
Provision for loan losses	480	100	—	160	40
Net interest income after provision for loan losses	12,196	11,505	11,119	10,620	9,948
Non-interest income	2,046	1,532	1,550	1,815	1,549
Non-interest expense	13,187	13,305	11,357	10,822	10,065
Income (loss) before income tax expense (benefit)	1,055	(268)	1,312	1,613	1,432
Income tax (benefit) expense	(24)	(189)	232	701	430
Net income (loss)	$1,079	$(79)	$1,080	$912	$1,002

Share Data:
Average shares outstanding, basic	5,865,098	2,694,561	N/A	N/A	N/A
Average shares outstanding, diluted	5,865,098	2,694,561	N/A	N/A	N/A
Total shares outstanding	6,058,024	6,083,500	N/A	N/A	N/A
Basic earnings (loss) per share	$0.18	$(0.03)	N/A	N/A	N/A
Diluted earnings (loss) per share	$0.18	$(0.03)	N/A	N/A	N/A

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets (1)	0.24%	(0.02)%	0.29%	0.26%	0.32%
Return on average equity (2)	1.85%	(0.16)%	3.38%	2.88%	3.24%
Interest rate spread (3)	2.65%	2.74%	2.88%	3.07%	3.16%
Net interest margin (4)	2.88%	3.00%	3.06%	3.22%	3.31%
Non-interest expenses to average assets	2.91%	3.33%	3.03%	3.13%	3.23%
Efficiency ratio (5)	89.57%	101.28%	89.64%	85.92%	87.24%
Average interest-earning assets to average interest-bearing liabilities	131.48%	126.31%	121.36%	127.79%	130.09%
Average equity to average assets (6)	12.91%	12.16%	8.53%	9.16%	9.91%

Capital Ratios (First Seacoast Bank Only):
Total Capital (to risk-weighted assets)	17.92%	18.52%	14.41%	14.54%	15.54%
Tier 1 Capital (to risk-weighted assets)	16.72%	17.41%	13.27%	13.35%	14.29%
Common Equity Tier 1 (to risk-weighted assets)	16.72%	17.41%	13.27%	13.35%	14.29%
Tier 1 Capital (to average assets)	10.59%	11.41%	8.68%	9.01%	9.77%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.91%	0.83%	0.87%	0.91%	0.97%
Allowance for loan losses as a percent of non-performing loans	378.05%	270.72%	4,126.47%	233.08%	2,847.87%
Net (charge-offs) to average outstanding loans during the period	—	(0.01)%	—	(0.01)%	(0.04)%
Non-performing loans as a percent of total loans	0.24%	0.31%	0.02%	0.39%	0.03%
Non-performing loans as a percent of total assets	0.20%	0.26%	0.02%	0.33%	0.03%
Non-performing assets as a percent of total assets	0.20%	0.26%	0.02%	0.33%	0.06%

Other Data:
Number of offices	5	5	5	5	5
Number of full-time equivalent employees	78	80	73	66	69

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	Represents net interest income divided by average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest and dividend income and non-interest income.
(6)	Represents average equity divided by average total assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our customers and communities, including increases in liquidity and reserves supported by a strong capital position. Our business and consumer customers are experiencing varying degrees of financial distress. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary.

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The Bank originated 286 PPP loans with aggregate outstanding principal balances of $33.0 million. As of December 31, 2020, PPP loan principal balances were $21.2 million.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued an interagency statement titled Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The regulatory agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not to be considered TDRs. These include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.

Additionally, Section 4013 of the CARES Act that passed on March 27, 2020 further provided banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

(i)	to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii)	to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

On December 27, 2020 the 2021 Consolidated Appropriations Act was signed, which extended relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. The Consolidated Appropriations Act also continued to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment, for accounting purposes.

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019 and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has applied this guidance to qualifying loan modifications.

The short-term loan modification program has been offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consist of deferred payments (which may include principal, interest and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consist of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure.  Alternatively, commercial loan borrowers may defer their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs are maintained on full accrual status during the deferral period.

As of December 31, 2020, temporary payment relief continues for 4 loans with aggregate outstanding principal balances of $5.5 million and consists of 1 CRE loan and 1 C+I loan with aggregate outstanding principal balances of $5.1 million and 2 RES loans with aggregate outstanding principal balances of $392,000. Under the applicable regulatory guidance, none of these loans were considered troubled debt restructurings as of December 31, 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results is highly uncertain.

Business Strategy

We believe we enjoy a strong, positive reputation among our customers and in our market area. We believe our name change to “First Seacoast Bank” in 2019 enhanced our brand and market visibility and associates us by name with the market area and communities we serve.  As a community-oriented financial institution, we focus on serving the financial needs of local individuals and businesses by executing a safe and sound, service-oriented business strategy that seeks to produce earnings that increase over time and can be reinvested in our business and communities.

Our current business strategy consists of the following:

•

Grow our balance sheet, leverage existing infrastructure and improve profitability and operating efficiency. Given our existing infrastructure and capabilities, we believe we are well-positioned to grow without a proportional increase in overhead expense or operating risk. In recent years, we have assembled an experienced management team and selectively hired lending, business development and support staff.  Our operations benefit from established marketing, information technology and audit and compliance departments. Additionally, we have invested in Internet banking capabilities and introduced a mobile banking application. We have also continued to invest in our existing branch office network and have renovated all branch offices. The stock offering provided us with funds to increase our lending and investment on a managed basis, which we expect will increase our earnings and improve our operating efficiency.

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

•

Maintain strong asset quality and manage credit risk. Strong asset quality is a key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years.  Our ratio of nonperforming assets to total assets was 0.20%, 0.26%, 0.02%, 0.33% and 0.06% at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.  We attribute this historical credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria and active credit monitoring policies and procedures.

•

Increase core deposits and reduce reliance on higher cost borrowings. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest-bearing demand deposits, represent a low-cost, stable source of funds. Core deposits were 85.13% of our total deposits at December 31, 2020. We also rely on higher cost Federal Home Loan Bank borrowings as a supplemental funding source as indicated by our high loan-to-deposit ratio.  At December 31, 2020, our ratio of net loans to deposits was 111.4%, our Federal Home Loan Bank borrowings totaled $34.1 million, and our Federal Reserve Bank borrowings totaled $18.2 million. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.

•

Grow organically and through opportunistic acquisitions or de novo branching. Our primary intention is to grow our balance sheet organically, and use the capital we raised in the offering to enable us to increase our lending and investment capacity. As a local independent bank, we believe we will have opportunities to gain market share from customer fallout resulting from the consolidation of competing financial institutions in our market area into larger, out-of-market acquirers. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices and the capital raised in the offering will help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion plans.

These strategies were developed to guide our investment of the net proceeds of our initial stock offering. We intend to continue to pursue this business strategy, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. COVID-19 has impacted economic conditions, customer behaviors, credit and asset quality, and liquidity. While we are committed to the business strategies noted above, we recognize the challenges and uncertainties of the current environment and plan to execute these strategies as market conditions allow.

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

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Notes 2 and 18, respectively, to our consolidated financial statements of this annual report.

Emerging Growth Company Status

Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion (adjusted for inflation) during its most recently completed fiscal year qualifies as an “emerging growth company.” First Seacoast Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation; however, First Seacoast Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The extended transition period is generally one year, although it may vary for any particular accounting pronouncement. For example, the current expected credit losses accounting standard (CECL) carries an extended transition period of two years. We have opted to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more (adjusted for inflation); (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933 (which will be December 31, 2024 for First Seacoast Bank); (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets. Total assets were $443.1 million as of December 31, 2020, an increase of $33.6 million, or 8.2%, when compared to total assets of $409.5 million at December 31, 2019. The increase was due primarily to an increase in net loans and securities available-for-sale.

Cash and Due From Banks. Cash and due from banks increased $2.0 million, or 49.6%, to $6.0 million at December 31, 2020 from $4.0 million at December 31, 2019. This increase primarily resulted from an increase in deposits offset by increases in securities available for sale and net loans, and a decrease in total borrowings for the year ended December 31, 2020.

Available-for-Sale Securities. Available-for-sale securities increased by $10.7 million, or 23.9%, to $55.5 million at December 31, 2020 from $44.8 million at December 31, 2019. This increase was due to 2020 investment purchases totaling $36.8 million and a $1.3 million increase in net unrealized holding gains and losses within the portfolio, offset by proceeds from principal repayments, maturities, calls and sales totaling $27.4 million.

Net Loans. Net loans increased $22.8 million, or 6.7%, to $364.8 million at December 31, 2020 from $342.0 million at December 31, 2019. During the year ended December 31, 2020, we originated $150.8 million of loans, including $74.4 million of one- to four-family residential mortgages, $4.0 million of commercial real estate mortgages, $21.2 million of acquisition, development and land loans, $41.0 million of commercial and industrial loans (including $33.0 million of PPP loans classified as commercial and industrial loans), $4.9 million of consumer loans and home equity loans and lines of credit and $5.1 million of multi-family loans. During the year ended December 31, 2020, we had $137.0 million in loan principal repayments (including $11.8 million of forgiven PPP loans).

One- to four-family residential mortgage loans increased $396,000, or 0.2%, to $213.7 million at December 31, 2020 from $213.3 million at December 31, 2019. Commercial real estate mortgage loans decreased $4.0 million, or 5.7%, to $66.2 million at December 31, 2020 from $70.2 million at December 31, 2019. Acquisition, development and land loans increased $4.3 million, or 22.8%, to $23.1 million at December 31, 2020 from $18.8 million at December 31, 2019. Commercial and industrial loans increased $20.6 million, or 83.4%, to $45.3 million at December 31, 2020 from $24.7 million at December 31, 2019. Home equity loans and lines of credit decreased $540,000, or 5.3%, to $9.6 million at December 31, 2020 from $10.1 million at December 31, 2019. Multi-family loans increased $1.7 million, or 35.4%, to $6.6 million at December 31, 2020 from $4.9 million at December 31, 2019. Consumer loans increased by $1.2 million, or 68.0%, to $2.9 million at December 31, 2020 from $1.8 million at December 31, 2019. The largest increase in our loan portfolio was in the commercial and industrial loan portfolio due to the origination of $33.0 million of PPP loans during 2020, of which $21.2 million are outstanding at December 31, 2020. Excluding the impact of PPP loans, commercial and industrial loans decreased by $600,000.

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

During 2020, we purchased $9.9 million of one- to four-family jumbo residential real estate loans secured by properties located in the greater Boston market in a contiguous state to supplement our own origination efforts. We did not purchase any such loans during the years ended December 31, 2019 and 2018. As of December 31, 2020, the portfolio of purchased loans had outstanding principal balances of $20.0 million and were performing in accordance with their original repayment terms.

Net deferred loan costs decreased $351,000, or 33.2%, to $705,000 at December 31, 2020 from $1.1 million at December 31, 2019 primarily due to unearned fees received from the SBA for processing PPP loans. Total SBA fees received were $1.4 million. Earned SBA fee and interest income recognized during the year ended December 31, 2020 was approximately $917,000 and is included in interest and fees on loans.

Our allowance for loan losses increased $467,000, or 16.2%, to $3.3 million at December 31, 2020 from $2.9 million at December 31, 2019. The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding the COVID-19 pandemic, the Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at December 31, 2020 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos, and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio at December 31, 2020.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

Deposits increased $45.8 million, or 16.3%, to $327.4 million at December 31, 2020 from $281.6 million at December 31, 2019 primarily as a result of an increase in commercial deposits and due, in part, to the deposit of PPP loan proceeds. Core deposits (defined as all deposits other than time deposits) increased $58.1 million, or 26.3%, to $278.7 million at December 31, 2020 from $220.6 million at December 31, 2019. The increase in core deposits was due to an increase in non-interest bearing accounts, NOW accounts and demand deposits of $46.3 million, an increase in money market deposits of $3.7 million and an increase in savings deposits of $8.1 million. Certificates of deposit decreased $12.4 million, or 20.2%, to $48.7 million at December 31, 2020 from $61.0 million at December 31, 2019. There were no brokered deposits included in certificates of deposit at December 31, 2020 and 2019.

Borrowings. Total borrowings decreased $13.9 million, or 21.0%, to $52.3 million at December 31, 2020 from $66.2 million at December 31, 2019. Advances from Federal Home Loan Bank (“FHLB”) decreased $32.1 million, or 48.5%, to $34.1 million at December 31, 2020 from $66.2 million at December 31, 2019. The decrease in advances from FHLB was primarily the result of scheduled maturities and the retirement of $18.0 million of long-term borrowings in advance of their scheduled maturities. The decrease in advances from the FHLB was partially offset by a $18.2 million increase in advances from the Federal Reserve Bank of Boston (“FRB”) under the PPPLF program.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.8 million, or 3.1%, to $58.9 million at December 31, 2020 from $57.1 million at December 31, 2019. This increase was due primarily to net income of $1.1 million and other comprehensive income of $860,000 related to net changes in unrealized holding gains in the available-for-sale securities portfolio and the fair value of interest rate swap derivatives for the year ended December 31, 2020.

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

Nonperforming loans were $884,000 and $1.1 million, or 0.24% and 0.31% of total loans, at December 31, 2020 and 2019, respectively. Nonperforming loans consist primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $822,000 at December 31, 2020, and is secured by all business assets. The SBA guarantees 75% of this loan balance. Although this loan was performing according to its original terms at December 31, 2020, it was considered nonperforming due to the financial condition and prospects of the borrower. At December 31, 2020 and 2019, we had no troubled debt restructurings or foreclosed assets.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

Net Income. Net income was $1.1 million for the year ended December 31, 2020, compared to a net loss of $79,000 for the year ended December 31, 2019, an increase of $1.2 million or 1,465.8%. The increase was related primarily to a $691,000 increase in net interest and dividend income after provision for loan losses, a $514,000 increase in noninterest income, and a $118,000 decrease in noninterest expense, partially offset by a $165,000 increase in the provision for income taxes during the year ended December 31, 2020.

Interest and Dividend Income. Interest and dividend income increased $402,000, or 2.6%, to $15.9 million for the year ended December 31, 2020 from $15.4 million for the year ended December 31, 2019. This increase was due to a $578,000, or 4.1%, increase in interest and fees on loans,  primarily due to an increase of $35.0 million in the average balance of the loan portfolio to $368.1 million for the year ended December 31, 2020 from $333.1 million for the year ended December 31, 2019, partially offset by a $176,000 decrease in interest and dividend income on investments, or 11.8%, to $1.3 million for the year ended December 31, 2020 from $1.5 million for the year ended December 31, 2019. The increase in interest and dividend income is also attributable to SBA interest and fee income earned related to the Bank’s participation in the PPP. The weighted average yield for the loan portfolio decreased to 3.95% for the year ended December 31, 2020 from 4.19% for the year ended December 31, 2019 primarily as a result of a decrease in market interest rates and an increase in the average balance of low-yield PPP loans. The weighted average yield for the investment portfolio decreased to 2.31% for the year ended December 31, 2020 from 2.72% for the year ended December 31, 2019 due primarily to the reinvestment of proceeds from sales and maturities into lower yielding investments as a result of a decrease in market interest rates. Average interest-

earning assets increased $53.3 million to $440.6 million for the year ended December 31, 2020 from $387.3 million for the year ended December 31, 2019. The yield on interest earning-assets decreased 39 basis points to 3.60% for the year ended December 31, 2020 from 3.99% for the year ended December 31, 2019 primarily as a result of a decrease in market interest rates and an increase in the average balance of low-yield PPP loans.

Interest Expense. Total interest expense decreased $669,000, or 17.4%, to $3.2 million for the year ended December 31, 2020 from $3.8 million for the year ended December 31, 2019. Interest expense on deposit accounts decreased $744,000, or 32.9%, to $1.5 million for the year ended December 31, 2020 from $2.3 million for the year ended December 31, 2019 due to a decrease in deposit rates offset by an increase in interest-bearing deposit balances. The average balance of interest-bearing deposits increased to $262.3 million for the year ended December 31, 2020 from $238.1 million for the year ended December 31, 2019, representing an increase of $24.2 million, or 10.16%, primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds. The weighted average rate of interest-bearing deposits decreased to 0.58% for the year ended December 31, 2020 from 0.95% for the year ended December 31, 2019 primarily due to a decrease in market interest rates offset by an increase in interest-bearing deposit balances.

Interest expense on borrowings consists of interest on advances from the Federal Home Loan Bank and the Federal Reserve Bank. Interest expense on borrowings increased $75,000, or 4.7%, to $1.7 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019 primarily due to the retirement of $18 million of long-term borrowings from the Federal Home Loan Bank in advance of their scheduled maturities offset by a decrease in market interest rates and low interest-bearing PPPLF advances. The interest rates on the retired borrowings were well above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. Interest expense, calculated as the present value of the total interest to be paid over the original scheduled maturity period, amounted to $838,000. The average balance of borrowings increased $4.3 million, or 6.37%, to $71.1 million for the year ended December 31, 2020 from $66.8 million for the year ended December 31, 2019. The weighted average rate of borrowings decreased to 2.33% for the year ended December 31, 2020 from 2.37% for the year ended December 31, 2019 primarily due to a decrease in market interest rates and the addition of low interest-bearing PPPLF advances offset by interest expense paid on retired borrowings in advance of their scheduled maturities.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 9.2%, to $12.7 million for the year ended December 31, 2020 from $11.6 million for the year ended December 31, 2019. This increase was due to a $53.3 million, or 13.8%, increase in the balance of average interest-earning assets offset by a $28.5 million, or 9.3%, increase of average interest-bearing liabilities during the year ended December 31, 2020. Net interest margin decreased to 2.88% for the year ended December 31, 2020 from 3.00% for the year ended December 31, 2019.

Provision for Loan Losses. Based upon management’s analysis of the allowance for loan losses, a $480,000 provision for loan losses was recorded for the year ended December 31, 2020 compared to $100,000 for the year ended December 31, 2019. The increase in the provision for loan losses for the year ended December 31, 2020 was primarily due to adjustments to qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $514,000, or 33.6%, to $2.0 million for the year ended December 31, 2020 compared to $1.5 million for the year ended December 31, 2019. The increase in non-interest income during the year ended December 31, 2020 was due primarily to an increase of $235,000 in gain on sale of loans and a $361,000 increase in securities gains (losses), net, partially offset by a $44,000 decrease in loan servicing fee (loss) income, primarily reflecting a decrease in the fair value of our mortgage servicing intangible asset during the year ended December 31, 2020.

Non-Interest Expense. Non-interest expense decreased $118,000, or 0.9%, to $13.2 million for the year ended December 31, 2020 from $13.3 million for the year ended December 31, 2019. The decrease to non-interest expense was primarily due to decreased marketing expenses of $705,000, or 65.9%, decreased employee travel and education expenses of $138,000, or 58.0%, decreased charitable foundation expenses of $758,000, or 100.0%, offset by increased salary and employee benefits of $780,000, or 10.7%, increased data processing expenses of $369,000, or 46.3%, and increased professional fees and assessments of $254,000, or 39.9%. The decrease in marketing expense during 2020 was due to comparatively high expenses for 2019, as we incurred significant marketing expenses related to our reorganization and name change. The increase in salaries and employee benefits during the year ended December 31, 2020 was due to filling vacant positions and normal salary increases.

Income Taxes. An income tax benefit of $24,000 was recorded for the year ended December 31, 2020 compared to an income tax benefit of $189,000 for the year ended December 31, 2019. The effective tax rate was (2.3)% for the year ended

December 31, 2020. The benefit recognized during the year ended December 31, 2019 resulted primarily from the tax benefit recognized primarily from a $758,000 donation to the charitable foundation established during the year. The effective tax rate for 2020 is less than statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities, as well as the impact of a state tax credit and a state net operating loss carryforward.

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

	For the Year Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$368,135	$14,538	3.95%	$333,106	$13,960	4.19%	$314,788	$12,988	4.13%
Securities	47,935	1,107	2.31%	42,386	1,151	2.72%	34,405	877	2.55%
Other	24,506	205	0.84%	11,773	337	2.86%	14,021	399	2.85%
Total interest-earning assets	440,576	15,850	3.60%	387,265	15,448	3.99%	363,214	14,264	3.93%
Non-interest-earning assets	11,887			11,901			11,592
Total assets	$452,463			$399,166			$374,806
Interest-bearing liabilities:
NOW and demand deposits	$86,402	$197	0.23%	$69,713	$115	0.16%	$69,632	$91	0.13%
Money market deposits	74,386	436	0.59%	61,468	845	1.37%	56,012	699	1.25%
Savings accounts	45,274	46	0.10%	40,315	40	0.10%	41,553	38	0.09%
Certificates of deposit	56,245	836	1.49%	66,623	1,259	1.89%	57,127	865	1.51%
Total interest-bearing deposits	262,307	1,515	0.58%	238,119	2,259	0.95%	224,324	1,693	0.75%
Borrowings	71,076	1,659	2.33%	66,820	1,584	2.37%	72,996	1,452	1.99%
Other	1,695	—	—	1,659	—	—	1,971	—	—
Total interest-bearing liabilities	335,078	3,174	0.95%	306,598	3,843	1.25%	299,291	3,145	1.05%
Non-interest-bearing deposits	55,015			37,918			39,820
Other noninterest-bearing liabilities	3,969			6,130			3,729
Total liabilities	394,062			350,646			342,840
Total equity	58,401			48,520			31,966
Total liabilities and equity	$452,463			$399,166			$374,806
Net interest income		$12,676			$11,605			$11,119
Net interest rate spread (1)			2.65%			2.74%			2.88%
Net interest-earning assets (2)	$105,498			$80,667			$63,923
Net interest margin (3)			2.88%			3.00%			3.06%
Average interest-earning assets to interest-bearing liabilities	131.48%			126.31%			121.36%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$1,413	$(835)	$578	$765	$207	$972
Securities	140	(184)	(44)	214	60	274
Other	209	(341)	(132)	(64)	2	(62)
Total interest-earning assets	1,762	(1,360)	402	915	269	1,184
Interest-bearing liabilities:
NOW and demand deposits	32	50	82	—	24	24
Money market deposits	150	(559)	(409)	71	75	146
Savings accounts	5	1	6	(1)	3	2
Certificates of deposit	(178)	(245)	(423)	158	236	394
Total interest-bearing deposits	9	(753)	(744)	228	338	566
Borrowings	100	(25)	75	(130)	262	132
Total interest-bearing liabilities	109	(778)	(669)	98	600	698
Change in net interest income	$1,653	$(582)	$1,071	$817	$(331)	$486

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of December 31, 2020 and December 31, 2019.

As of December 31, 2020:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$35,446	$7,506	(17.5)%	9.2%	$(40)
300 bp	38,537	4,415	(10.3)	9.6	3
200 bp	41,497	1,455	(3.4)	10.0	38
100 bp	43,845	(893)	2.1	10.2	54
0	42,952	—	—	9.6	—
(100) bp	32,014	10,938	(25.5)	7.1	(252)

As of December 31, 2019:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$35,312	$15,993	(31.2)%	10.0%	$(256)
300 bp	39,691	11,614	(22.6)	10.9	(172)
200 bp	44,096	7,209	(14.1)	11.6	(95)
100 bp	48,473	2,832	(5.5)	12.3	(27)
0	51,305	—	—	12.6	—
(100) bp	49,386	1,919	(3.7)	11.8	(78)

The NPV ratio in the -100 bp change in interest rates scenario was -25.5% at December 31, 2020 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV ratio resulting in a mathematical aberration.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of December 31, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 3.4% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 25.5% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the Federal Home Loan Bank and Federal Reserve Bank as supplemental sources of funds. At December 31, 2020, we had $34.1 million outstanding in advances from the Federal Home Loan Bank and the ability to borrow an additional $112.6 million. At December 31, 2020, we had $18.2 million of PPPLF advances from the Federal Reserve Bank of Boston. Additionally, at December 31, 2020, we had an overnight line of credit with the Federal Home Loan Bank for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At December 31, 2020, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided by operating activities was $1.4 million and $1.1 million for the year ended December 31, 2020 and 2019, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities, the sale of securities and pay downs on securities, was $31.9 million and $23.1 million for the year ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts, Federal Home Loan Bank and Federal Reserve Bank advances, was $32.5 million and $20.2 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities for the year ended December 31, 2019 included $25.1 million of net proceeds from the sale of common stock.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank advances, as well as brokered certificates of deposit as needed, to fund loan growth. The net proceeds from the 2019 stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our 2019 and 2020 return on equity was adversely affected.

COVID-19 has adversely impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. At the onset of the pandemic we performed an additional stress test that illustrated the impact of 35% of our loan portfolio payments being deferred for six months. This stress scenario was added to our base scenario which factored in our budgeted annual growth for 2020. The results indicated that our liquidity position would remain strong.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At December 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $10.1 million. As of December 31, 2020, the Company had repurchased 25,476 shares of its common stock at a weighted average share price of $9.16 per share.

At December 31, 2020, First Seacoast Bank exceeded all of its regulatory capital requirements. See Note 15 of the notes to our consolidated financial statements of this annual report. Management is not aware of any conditions or events that would change our category.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 14 of the notes to our consolidated financial statements of this annual report.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8.	Financial Statements and Supplementary Data

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$5,996	$4,009
Interest bearing time deposits with other banks	2,488	2,735
Securities available-for-sale, at fair value	55,470	44,785
Federal Home Loan Bank stock	1,796	2,971
Total loans	368,142	344,855
Less allowance for loan losses	(3,342)	(2,875)
Net loans	364,800	341,980
Land, building and equipment, net	5,078	5,338
Bank-owned life insurance	4,356	4,267
Accrued interest receivable	1,412	1,235
Other assets	1,666	2,173
Total assets	$443,062	$409,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$64,571	$41,586
Interest bearing deposits	262,810	240,030
Total deposits	327,381	281,616
Advances from Federal Home Loan Bank	34,127	66,219
Advances from Federal Reserve Bank	18,195	—
Mortgagors’ tax escrow	1,420	586
Deferred compensation liability	1,667	1,607
Other liabilities	1,411	2,399
Total liabilities	384,201	352,427
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; none issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 6,083,500 shares issued and 6,058,024 shares outstanding at December 31, 2020 and 6,083,500 shares issued and outstanding as of December 31, 2019, respectively	61	61
Additional paid-in capital	25,606	25,636
Equity capital	34,192	33,113
Accumulated other comprehensive income	1,381	521
Treasury stock, at cost: 25,476 and -0- shares as of December 31, 2020 and December 31, 2019, respectively	(233)	—
Unearned compensation - ESOP 214,625 and 226,549 shares unallocated at December 31, 2020 and December 31, 2019, respectively	(2,146)	(2,265)
Total stockholders' equity	58,861	57,066
Total liabilities and stockholders' equity	$443,062	$409,493

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Interest and dividend income:
Interest and fees on loans	$14,538	$13,960	$12,988
Interest on debt securities:
Taxable	280	683	770
Non-taxable	915	613	289
Total interest on debt securities	1,195	1,296	1,059
Dividends	117	192	217
Total interest and dividend income	15,850	15,448	14,264
Interest expense:
Interest on deposits	1,515	2,259	1,693
Interest on borrowings	1,659	1,584	1,452
Total interest expense	3,174	3,843	3,145
Net interest and dividend income	12,676	11,605	11,119
Provision for loan losses	480	100	—
Net interest income after provision for loan losses	12,196	11,505	11,119
Non-interest income:
Customer service fees	979	996	1,022
Gain on sale of loans	323	88	32
Securities gains (losses), net	410	49	(1)
Income from bank-owned life insurance	89	111	119
Loan servicing fee (loss) income	(3)	41	131
Investment services fees	198	193	200
Other income	50	54	47
Total non-interest income	2,046	1,532	1,550
Non-interest expense:
Salaries and employee benefits	8,069	7,289	6,424
Director compensation	269	294	245
Occupancy expense	671	655	705
Equipment expense	576	528	540
Marketing	364	1,069	548
Data processing	1,166	797	1,069
Deposit insurance fees	117	73	238
Professional fees and assessments	891	637	539
Debit card fees	218	156	164
Employee travel and education expenses	100	238	229
Charitable Foundation expense	—	758	—
Other expense	746	811	656
Total non-interest expense	13,187	13,305	11,357
Income (loss) before income tax (benefit) expense	1,055	(268)	1,312
Income tax (benefit) expense	(24)	(189)	232
Net income (loss)	$1,079	$(79)	$1,080
Earnings (loss) per share:
Basic	$0.18	$(0.03)	N/A
Diluted	$0.18	$(0.03)	N/A
Weighted Average Shares:
Basic	5,865,098	2,694,561	N/A
Diluted	5,865,098	2,694,561	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income (loss)	$1,079	$(79)	$1,080
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities available-for-sale
Unrealized holding gains (losses) on securities available-for-sale arising during the period net of income taxes of $359, $355, and $(129) in 2020, 2019 and 2018, respectively	967	947	(347)
Reclassification adjustment for gains and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $(3), $15, and $36 in 2020, 2019 and 2018, respectively	(7)	39	96
Total unrealized gain (loss) on securities	960	986	(251)
Derivatives:
Change in interest rate swaps net of income taxes of $(38), $-0-, and $-0-, respectively	(102)	—	—
Reclassification adjustment for net interest expense on swaps included in net income net of income taxes of $(1), $-0-, and $-0- in 2020, 2019 and 2018, respectively	2	—	—
Total change in interest rate swaps	(100)	—	—
Other comprehensive income (loss)	860	986	(251)
Comprehensive income	$1,939	$907	$829

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation - ESOP	Total Stockholders' Equity
Balance December 31, 2017	—	$—	$—	$32,112	$(214)	$—	$—	$31,898
Net income	—	—	—	1,080	—	—	—	1,080
Other comprehensive loss	—	—	—	—	(251)	—	—	(251)
Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$—	$32,727

Balance December 31, 2018	—	$—	$—	$33,192	$(465)	$—	$—	$32,727
Net loss	—	—	—	(79)	—	—	—	(79)
Other comprehensive income	—	—	—	—	986	—	—	986
Issuance of 3,345,925 shares to the mutual holding company	3,345,925	33	—	—	—	—	—	33
Issuance of 2,676,740 shares in the initial public offering, net of expenses of $1,568	2,676,740	27	25,039	—	—	—	—	25,066
Issuance and contribution of 60,835 shares to the First Seacoast Community Foundation, Inc.	60,835	1	608	—	—	—	—	609
Purchase of 238,473 shares of common stock by the ESOP	—	—	—	—	—	—	(2,385)	(2,385)
ESOP shares earned - 11,924 shares	—	—	(11)	—	—	—	120	109
Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$—	$(2,265)	$57,066

Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$—	$(2,265)	$57,066
Net income	—	—	—	1,079	—	—	—	1,079
Other comprehensive income	—	—	—	—	860	—	—	860
Treasury stock activity	(25,476)	—	—	—	—	(233)	—	(233)
ESOP shares earned - 11,924 shares	—	—	(30)	—	—	—	119	89
Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,079	$(79)	$1,080
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
ESOP expense	89	109	—
Depreciation	576	528	539
Net amortization of bond premium	399	103	131
Contribution of stock to charitable foundation	—	609	—
Provision for loan losses	480	100	—
Gain on sale of loans	(323)	(88)	(32)
Securities (gains) losses, net	(410)	(49)	1
Loss on disposal of property and equipment	—	3	—
Proceeds from loans sold	12,008	7,911	5,661
Origination of loans sold	(11,685)	(7,823)	(5,629)
Increase in bank-owned life insurance	(89)	(111)	(119)
Decrease (increase) in deferred fees on loans	351	(190)	(80)
Deferred tax benefit	(337)	(315)	(11)
Increase in accrued interest receivable	(177)	(71)	(86)
Decrease (increase) in other assets	488	(141)	(475)
Increase (decrease) in deferred compensation liability	60	60	(240)
(Decrease) increase in other liabilities	(1,088)	503	(1,412)
Net cash provided (used) by operating activities	1,421	1,059	(672)
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	27,433	19,364	1,926
Purchase of securities available-for-sale	(36,791)	(23,405)	(12,953)
Purchase of property and equipment	(316)	(288)	(177)
Loan purchases	(9,901)	—	—
Loan originations and principal collections, net	(13,772)	(23,295)	(14,044)
Recoveries of loans previously charged off	22	21	—
Net redemption (purchase) of Federal Home Loan Bank stock	1,175	747	(539)
Proceeds from sales of interest bearing time deposits with other banks	247	3,726	—
Purchase of interest bearing time deposits with other banks	—	—	(1,492)
Net cash used by investing activities	(31,903)	(23,130)	(27,279)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	58,116	8,771	17,728
Net (decrease) increase in certificates of deposit	(12,351)	(1,601)	7,157
Increase (decrease) in mortgagors’ escrow accounts	834	(175)	(207)
Proceeds from sale of common stock, net	—	25,099	—
Common stock purchased by ESOP	—	(2,385)	—
Treasury stock purchases	(233)	—	—
Proceeds from short-term FHLB advances	15,095	216,752	85,475
Proceeds from long-term FHLB advances	21,105	19,050	—
Payments on short-term FHLB advances	(39,907)	(245,320)	(63,500)
Payments on long-term FHLB advances	(28,385)	—	(12,000)
Proceeds from short-term FRB advances	25,713	—	—
Payments on short-term FRB advances	(7,518)	—	—
Decrease in repurchase agreements	—	—	(6,463)
Net cash provided by financing activities	32,469	20,191	28,190
Net change in cash and cash equivalents	1,987	(1,880)	239
Cash and cash equivalents at beginning of period	4,009	5,889	5,650
Cash and cash equivalents at end of period	$5,996	$4,009	$5,889

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$3,162	$3,859	$3,102
Cash paid for income taxes	447	85	—
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Investment securities available-for-sale	1,316	1,354	(345)
Deferred taxes	(356)	(368)	94
Other comprehensive income (loss)	960	986	(251)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(137)	—	—
Deferred taxes	37	—	—
Other comprehensive loss	(100)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP

Notes to consolidated Financial Statements

1.	The Company

The accompanying consolidated financial statements include the accounts of First Seacoast Bancorp (the “Company”), its wholly-owned subsidiary, First Seacoast Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure

The Company is the federally-chartered holding company for the Bank (formerly named Federal Savings Bank). Effective July 16, 2019, pursuant to a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan (the “Plan of Reorganization”), the Bank reorganized into the mutual holding company structure and the Company completed a concurrent stock offering (collectively, the “Reorganization:”). In the stock offering, the Company sold a total of 2,676,740 shares of common stock, which included 238,473 shares sold to the First Seacoast Bank Employee Stock Ownership Plan (the “ESOP”), at a price of $10.00 per share. In addition, as part of the Reorganization, the Company issued 3,345,925 shares of common stock to First Seacoast Bancorp, MHC (the “MHC”), the Bank’s parent mutual holding company, and 60,835 shares of common stock and $150,000 in cash to First Seacoast Community Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the reorganization and dedicated to supporting charitable organizations operating in the Bank’s local community. The Company’s common stock began trading on the NASDAQ Capital Market under the symbol “FSEA” on July 17, 2019. Pursuant to the Plan of Reorganization, the Bank adopted an employee stock ownership plan (“ESOP”), which purchased 238,473 shares of common stock in the stock offering with the proceeds of a loan from the Company. As a result of the Reorganization, a total of 6,083,500 shares of common stock of the Company were issued, of which 55% were issued to the MHC, 44% were sold to the Bank’s eligible members, the ESOP, and certain other persons in the stock offering and 1% were contributed to the Foundation. Expenses incurred in 2019 related to the offering were $1.6 million and were deducted from the stock offering proceeds.

The Bank offers a full range of banking and wealth management services to its customers. The Bank focuses on four core services that center around customer needs. The core services include residential lending, commercial banking, personal banking and wealth management. The Bank offers a full range of commercial and consumer banking services through its network of five full-service branch locations. Investment management services are offered at the Company’s full-service wealth management office in Dover, New Hampshire. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the accompanying balance sheets. Assets under management totaled approximately $58.4 million and $49.3 million at December 31, 2020 and 2019, respectively.

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

Securities Available-for-Sale

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

Interest Bearing Time Deposits With Other Banks

The Company maintains certificates of deposit with other banks and credit unions, which are fully insured by the FDIC or National Credit Union Administration (NCUA) at December 31, 2020 and 2019.  These balances are carried at cost and the certificates carry terms of up to four years.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold to the FHLB based on its current redemption policies. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Based on the most recent analysis of the FHLB, as of December 31, 2020, management deems its investment in FHLB stock to not be impaired.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, net deferred loan origination fees/costs on originated loans or unamortized premiums or discounts on purchased loans.  Interest income is accrued on the unpaid principal balance on a simple interest basis.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses that are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: commercial real estate; multifamily; commercial and industrial; acquisition; development and land; one to four family residential; home equity loans and lines of credit and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; credit quality trends; portfolio growth trends and concentrations; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures, and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the policies or methodology pertaining to the general component of the allowance for loan losses during both of the years ended December 31, 2020 and 2019.

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

Allocated Component:

The allocated component relates to loans that are classified as impaired. The Bank assesses non-accrual loans and certain loans rated substandard or worse for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired and therefore are subject to a specific review for impairment.  There were no TDRs at December 31, 2020 and 2019.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, impairment on TDRs is measured using the discounted cash flow method by discounting expected cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. Loans that have been classified as TDRs, and which subsequently default, are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. Generally, all other impaired loans are collateral dependent and impairment is measured through the collateral method. All loans on non-accrual status are considered to be impaired. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At both December 31, 2020 and 2019, the reserve for unfunded loan commitments was $18,000. The related provision for off-balance sheet credit losses is included in non-interest expense in the consolidated statements of income.

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

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are generally not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of Tier one capital, and the total cash surrender value of life insurance policies is limited to 25% of Tier one capital at the time of purchase.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

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

Mortgage servicing rights (“MSR”) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income.

The Company’s MSR accounted for under the fair value method are carried on the balance sheet at fair value with changes in fair value recorded in loan servicing fee income in the period in which the change occurs. Changes in the fair value of MSR are primarily due to changes in valuation inputs, assumptions and the collection and realization of expected cash flows.

Revenue Recognition

Accounting Standards Codification (“ASC”) section 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit and investments securities, as well as revenue related to our mortgage servicing activities and bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, and which are presented in our income statements as components of noninterest income are as follows:

•

Customer service fees—these represent general service fees for monthly account maintenance and activity- or transaction- based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer, debit card transaction or ATM withdrawal). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•

Investment service fees—these represent fees for investment advisory services, which are generally based on the market values of assets under management. Assets under management totaled approximately $58.4 million and $49.3 million at December 31, 2020 and 2019, respectively. Our wealth management group, FSB Wealth Management, assists individuals and families in building and preserving their wealth by providing investment services. The investment management group manages portfolios utilizing a variety of investment products. This group also provides a full-service brokerage offering equities, mutual funds, life insurance and annuity products.

Advertising Expense

Advertising costs are expensed as incurred and recorded within marketing expense.

Defined Contribution Plans

During the years ended December 31, 2020 and 2019, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits.  In years prior to 2019, the Company sponsored two 401(k) defined contribution plans which were combined into one defined contribution plan as of December 31, 2018. The Company also made matching and profit-sharing contributions to eligible participants in accordance with plan(s) provisions.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold, based upon the technical merits of the position.  Estimated interest and penalties, if applicable, related to uncertain tax positions are included as a component of provision for income taxes. The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2020.  The Company has concluded that no uncertain tax positions exist at December 31, 2020.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available-for-sale and the change in fair value of interest rate swaps.

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

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of such derivatives depends on the intended use of the derivative and resulting designation. For derivatives not designated as hedges, changes in fair value of the derivative instruments are recognized in earnings in noninterest income.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings.

Risks and Uncertainties

The Bank and the Bank’s defined benefit pension plan invest in various investment securities. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the consolidated balance sheet or statement of income.

On March 11, 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. The continued spread of COVID-19 has caused disruptions in the national and local economies and across a variety of industries due in part to public health measures implemented by state and local governments and the resulting sustained economic uncertainty. These issues have affected the financial markets including a significant decline in market interest rates and volatility in the securities market. Despite the many government stimulus programs introduced during the pandemic, the extent of any prolonged impact to the economy could adversely affect the ability of the Company’s borrowers to satisfy their obligations, decrease the demand for loans, disrupt banking operations, impact liquidity, or cause a decline in collateral values. While management has taken measures to mitigate the impact of the pandemic, such as temporary branch closures, transitioning to a more remote work environment, and participation in government stimulus programs, the long-term impact to the Company remains uncertain.

Most of the Company’s business activity is with customers located within the New Hampshire and southern Maine Seacoast region. The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. The Company’s exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of the gross loan portfolio at December 31, 2020.

3.	Recent Accounting Pronouncements

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of December 31, 2020, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan, while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for First Seacoast Bank); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-1, “Reference Rate Reform (Topic 848) (Scope),” which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition.  This ASU becomes effective immediately for all entities on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements,” which clarifies and/or provides technical corrections to a wide variety of codification topics. This ASU becomes effective for public entities for fiscal years beginning after December 15, 2020 and all other entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-9, “Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762,” relating to changes to the disclosure requirements for certain debt securities. The amendments impact disclosures related to registered securities that are guaranteed and those that are collateralized by the securities of an affiliate.  The updates in this amendment are applicable for all SEC registrants and are effective as of January 4, 2021, with early application permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-8, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs,” which clarifies that an entity should reevaluate, each reporting period, whether a callable debt security is within the scope of paragraph 310-20-35-33 of the FASB Accounting Standards Codification. Securities within the scope of this paragraph are those that have explicit, noncontingent call options that are callable at fixed prices and on preset dates at prices less than the amortized cost basis of the security. ASU 2020-08 also points out that whether a security is subject to this paragraph may change depending on the amortized cost basis of the security and the terms of the next call option. This ASU becomes effective for public entities for fiscal years beginning after December 15, 2020 and all other entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also, during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards. The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective dates for ASU 2016-02, “Leases (Topic 842)” and ASU 2017-12,“Targeted Improvements to Accounting for Hedging Activities,” are deferred to fiscal years beginning after December 15, 2021 and December 15, 2020, respectively.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842):  Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases, and hedging standards.  The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective dates for ASU 2016-02, “Leases (Topic 842)” and ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” are deferred to years beginning after December 15, 2021 and December 15, 2020, respectively.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. For non-public entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

Early adoption is permitted in any interim period after issuance of the Update. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

4.	Interest Bearing Time Deposits with Other Banks

At December 31, 2020, the Company’s certificates of deposit mature as follows:

(Dollars in thousands)	Total
2021	$249
2022	1,492
2023	747
2024	—
2025	—
$2,488

5.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$997	$—	$(24)	$973
U.S. Government agency small business administration pools guaranteed by SBA	2,399	71	—	2,470
Collateralized mortgage obligations issued by the FHLMC	938	11	—	949
Residential mortgage backed securities	5,100	49	(13)	5,136
Municipal bonds	44,005	1,944	(7)	45,942
	$53,439	$2,075	$(44)	$55,470

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$9,000	$11	$(14)	$8,997
U.S. Government agency small business administration pools guaranteed by SBA	2,760	—	(20)	2,740
Collateralized mortgage obligations issued by the FHLMC	986	—	(6)	980
Residential mortgage backed securities	3,186	4	(2)	3,188
Municipal bonds	28,138	800	(58)	28,880
	$44,070	$815	$(100)	$44,785

The amortized cost and fair values of available-for-sale securities at December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$—	$—
Due after five years through ten years	1,334	1,323
Due after ten years	43,668	45,592
Total U.S. Government-sponsored enterprises obligations and municipal bonds	45,002	46,915
U.S. Government agency small business pools guaranteed by SBA	2,399	2,470
Collateralized mortgage obligations issued by the FHLMC	938	949
Residential mortgage-backed securities	5,100	5,136
Total	$53,439	$55,470

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available for sale securities were as follows for the years ended December 31:

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$27,433	$19,364	$1,926
Gross realized gains	437	72	6
Gross realized losses	(27)	(23)	(7)
Net realized gains (losses)	$410	$49	$(1)

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2020
U.S. Government sponsored enterprises obligations	2	$973	$(24)	—	$—	$—	$973	$(24)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	1	3,102	(13)	—	—	—	3,102	(13)
Municipal bonds	4	2,381	(7)	—	—	—	2,381	(7)
	7	$6,456	$(44)	—	$—	$—	$6,456	$(44)
December 31, 2019
U.S. Government sponsored enterprises obligations	2	$1,995	$(5)	1	$1,991	$(9)	$3,986	$(14)
U.S. Government agency small business administration pools guaranteed by SBA	2	2,740	(20)	—	—	—	2,740	(20)
Collateralized mortgage obligations issued by the FHLMC	1	980	(6)	—	—	—	980	(6)
Residential mortgage backed securities	1	999	(2)	—	—	—	999	(2)
Municipal bonds	8	4,052	(58)	—	—	—	4,052	(58)
	14	$10,766	$(91)	1	$1,991	$(9)	$12,757	$(100)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values.  In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions.  The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis.  Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of December 31, 2020.

As of December 31, 2020 and December 31, 2019, there were no holdings at either date that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Bank’s available-for-sale securities.

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

On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP loans”). The CARES Act provides that PPP loans are fully guaranteed as to principal and interest by the SBA. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. The Consolidated Appropriations Act also continued to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes. The Bank originated 286 PPP loans with aggregate outstanding principal balances of $33.0 million. As of December 31, 2020, PPP loan principal balances were $21.2 million and included in commercial and industrial loans (C+I).

Loans consisted of the following at December 31:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial real estate (CRE)	$66,166	$70,194
Multifamily (MF)	6,619	4,888
Commercial and industrial (C+I)	45,262	24,676
Acquisition, development, and land (ADL)	23,145	18,844
1-4 family residential (RES)	213,718	213,322
Home equity loans and lines of credit (HELOC)	9,583	10,123
Consumer (CON)	2,944	1,752
Total loans	367,437	343,799
Net deferred loan costs	705	1,056
Allowance for loan losses	(3,342)	(2,875)
Total loans, net	$364,800	$341,980

Transactions in the Allowance for loan losses (“ALL”) for the years ended December 31, 2020, 2019 and 2018, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2017	$367	$31	$169	$303	$1,629	$70	$11	$224	$2,804
Provision for loan losses	193	(9)	62	(215)	(36)	(1)	(5)	11	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1	—	2
Balance, December 31, 2018	560	22	232	88	1,593	69	7	235	2,806

Balance, December 31, 2018	560	22	232	88	1,593	69	7	235	2,806
Provision for loan losses	221	1	151	57	(108)	(17)	27	(232)	100
Charge-offs	—	—	(35)	—	—	—	(17)	—	(52)
Recoveries	—	—	2	—	18	—	1	—	21
Balance, December 31, 2019	781	23	350	145	1,503	52	18	3	2,875

Balance, December 31, 2019	781	23	350	145	1,503	52	18	3	2,875
Provision for loan losses	(28)	37	(85)	29	134	26	68	299	480
Charge-offs	—	—	—	—	—	—	(35)	—	(35)
Recoveries	—	—	2	—	19	—	1	—	22
Balance at December 31, 2020	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342

As of December 31, 2020 and 2019, information about loans and the ALL by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
December 31, 2020 Loan Balances
Individually evaluated for impairment	$117	$—	$822	$—	$62	$—	$—	$—	$1,001
Collectively evaluated for impairment	66,049	6,619	44,440	23,145	213,656	9,583	2,944	—	366,436
Total	$66,166	$6,619	$45,262	$23,145	$213,718	$9,583	$2,944	$—	$367,437
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	753	60	267	174	1,656	78	52	302	3,342
Total	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342
December 31, 2019 Loan Balances
Individually evaluated for impairment	$109	$—	$996	$—	$66	$—	$—	$—	$1,171
Collectively evaluated for impairment	70,085	4,888	23,680	18,844	213,256	10,123	1,752	—	342,628
Total	$70,194	$4,888	$24,676	$18,844	$213,322	$10,123	$1,752	$—	$343,799
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	781	23	350	145	1,503	52	18	3	2,875
Total	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2020:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
CRE	$—	$—	$—	$—	$66,166	$66,166	$—
MF	—	—	—	—	6,619	6,619	—
C+I	—	—	822	822	44,440	45,262	822
ADL	—	—	—	—	23,145	23,145	—
RES	42	—	62	104	213,614	213,718	62
HELOC	143	—	—	143	9,440	9,583	—
CON	—	—	—	—	2,944	2,944	—
	$185	$—	$884	$1,069	$366,368	$367,437	$884

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2019:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
CRE	$—	$—	$—	$—	$70,194	$70,194	$—
MF	—	—	—	—	4,888	4,888	—
C+I	—	—	996	996	23,680	24,676	996
ADL	—	—	—	—	18,844	18,844	—
RES	—	19	66	85	213,237	213,322	66
HELOC	—	—	—	—	10,123	10,123	—
CON	—	—	—	—	1,752	1,752	—
	—	$19	$1,062	$1,081	$342,718	$343,799	$1,062

There were no loans collateralized by residential real estate property in the process of foreclosure at December 31, 2020 and 2019.

The following table provides information on impaired loans as of and for the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	822	938	—	909	—
ADL	—	—	—	—	—
RES	62	62	—	64	5
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$884	$1,000	$—	$973	$5
December 31, 2019
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	996	1,057	—	344	36
ADL	—	—	—	—	—
RES	66	66	—	67	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$1,062	$1,123	$—	$411	$39
December 31, 2018
With no related allowance recorded:
CRE	$—	$—	$—	$112	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	470	—
RES	68	68	—	34	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$68	$68	$—	$616	$3

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

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$63,191	$2,858	$117	$66,166
MF	6,619	—	—	6,619
C+I	41,021	4,083	158	45,262
ADL	23,145	—	—	23,145
RES	213,656	—	62	213,718
HELOC	9,583	—	—	9,583
CON	2,944	—	—	2,944
Total	$360,159	$6,941	$337	$367,437

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$70,085	$—	$109	$70,194
MF	4,888	—	—	4,888
C+I	22,208	2,166	302	24,676
ADL	18,844	—	—	18,844
RES	213,256	—	66	213,322
HELOC	10,123	—	—	10,123
CON	1,752	—	—	1,752
Total	$341,156	$2,166	$477	$343,799

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported and in March 2020, the COVID-19 outbreak was declared a pandemic. In response to the COVID-19 pandemic, the Bank has implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued an interagency statement titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40),” a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The regulatory agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. These include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.

Additionally, Section 4013 of the CARES Act that passed on March 27, 2020 further provided banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

(i)	to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii)	to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

 If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019 and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has applied this guidance to qualifying loan modifications.

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

As of December 31, 2020, temporary payment relief continued for 4 loans with aggregate outstanding principal balances of $5.5 million and consists of 1 CRE loan and 1 C+I loan with aggregate outstanding principal balances of $5.1 million and 2 RES loans with aggregate outstanding principal balances of $392,000. Under the applicable regulatory guidance, none of these loans were considered troubled debt restructurings as of December 31, 2020.

Certain directors and executive officers of the Bank and companies in which they have significant ownership interests were customers of the Bank during 2020, 2019 and 2018.  For the years ended December 31, 2020, 2019 and 2018, activity in these loans was as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018
Loans outstanding – beginning of period	$5,231	$4,483	$4,369
Principal payments	(729)	(412)	(308)
Advances	777	1,160	422
Loans outstanding – end of period	$5,279	$5,231	$4,483

7.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of such loans were $45.8 million and $49.3 million at December 31, 2020 and 2019, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 18 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee (loss) income in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Loan servicing fee (loss) income, including late and ancillary fees, was ($3,000), $41,000 and $131,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Servicing fee income is recorded in loan servicing fee (loss) income in the Company’s consolidated statements of income.  The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the years ended December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Balance, beginning of year	$397	$479
Additions	113	61
Payoffs	(92)	—
Change in fair value due to change in assumptions	(145)	(143)
Balance, end of year	$273	$397

8.	Land, Buildings and Equipment

Land, buildings and equipment consisted of the following at December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Land	$995	$995
Buildings	3,167	3,167
Building & leasehold improvements	3,820	3,812
Furniture, fixtures and equipment	4,402	4,094
	12,384	12,068
Less accumulated depreciation	(7,306)	(6,730)
	$5,078	$5,338

9.	Deposits

Deposits consisted of the following at December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
NOW and demand deposits	$161,336	$115,024
Money market deposits	69,320	65,611
Savings deposits	48,057	39,962
Time deposits of $250,000 and greater	10,119	13,481
Time deposits less than $250,000	38,549	47,538
	$327,381	$281,616

At December 31, 2020, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2021	$35,861
2022	8,869
2023	1,859
2024	449
2025	1,630
$48,668

There were no brokered deposits included in time deposits at December 31, 2020 and 2019.

10.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB are as follows:

	December 31, 2020
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$10,095	2021	0.39 (fixed) to 0.42 (variable)
2,262	2022	0.00% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$34,127

	December 31, 2019
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$44,907	2020	1.77% to 2.19% – fixed
2,262	2022	0.00% – fixed
18,800	2024	0.00% to 1.69% – fixed
250	2028	0.00% – fixed
$66,219

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $112.6 million and $81.7 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Included in the above advances at December 31, 2020 is a $10.0 million long-term advance, with an interest rate of 1.39%, which is callable by the FHLB on March 5, 2021 and quarterly thereafter, and a $10.0 million long-term advance, with an interest rate of 1.35%, which is callable by the FHLB on February 10, 2021 and quarterly thereafter. As of December 31, 2020 and 2019 borrowings include $4.0 million and $3.3 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At December 31, 2020, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million.  Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at December 31, 2020.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established a Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allows the Bank to request advances from the FRB. Under the PPPLF, advances must be secured by pledges of PPP loans. The interest rate applicable to any advance made under the PPPLF is 35 basis points. As of December 31, 2020, $18.2 million of PPPLF advances are outstanding and collateralized by 110 PPP loans. Maturities of PPPLF advances are tied to the maturity of the underlying PPP loan and will be accelerated if the PPP loan is sold or forgiven.

11.	Income Taxes

The current and deferred components of income tax (benefit) expense consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020			December 31, 2019			December 31, 2018
	Federal	State	Total	Federal	State	Total	Federal	State	Total
				(Dollars in thousands)
Current	$251	$62	$313	$(24)	$150	$126	$202	$41	$243
Deferred	(254)	(83)	(337)	(76)	(239)	(315)	(11)	—	(11)
	$(3)	$(21)	$(24)	$(100)	$(89)	$(189)	$191	$41	$232

Total income tax (benefit) expense is different from the amounts computed by applying the U.S. Federal income tax rates in effect to income before income taxes.  The reasons for these differences are as follows for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
			(Dollars in thousands)
Computed “expected” tax expense	$222	21.0%	$(56)	(21.0)%	$276	21.0%
State tax, net of federal tax benefit	(6)	(0.6)	(102)	(38.1)	32	2.5
BOLI income	(19)	(1.8)	(23)	(8.6)	(25)	(1.9)
Valuation allowance	(65)	(6.2)	103	38.4	—	—
Income on tax exempt securities	(182)	(17.3)	(120)	(44.8)	—	—
Other	26	2.6	9	3.4	(51)	(3.9)
	$(24)	(2.3)%	$(189)	(70.7)%	$232	17.7%

Components of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$918	$795
Deferred compensation agreements	452	465
Contribution carryforward	170	206
State tax credit carryforward	142	156
Interest rate swap	37	—
Other	57	45
Subtotal	1,776	1,667
Less: valuation allowance	(85)	(103)
Total deferred tax assets	1,691	1,564
Deferred tax liabilities:
Depreciation	(111)	(227)
Available-for-sale securities	(550)	(194)
Prepaids	(59)	(24)
Deferred loan origination fees	(191)	(286)
Mortgage servicing rights	(74)	(107)
Total deferred tax liabilities	(985)	(838)
Net deferred tax assets, included in other assets	$706	$726

The calculation of the Company’s charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $626,000 of charitable contributions at December 31, 2020.  As of December 31, 2020 and 2019, it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration.  As a result, a valuation allowance of $85,000 and $103,000 has been provided on this deferred tax asset for the years ended December 31, 2020 and 2019, respectively.  The ultimate realization of this deferred tax asset is dependent upon the generation of future taxable income. The Internal Revenue Federal Tax Code (the “Code”) limits the charitable contribution deduction in any one year to 10% of taxable income, computed without regard to charitable contributions, certain special deductions, net operating loss carry backs and capital loss carry backs.  However, the Code allows a corporation to carry forward the excess charitable contributions to each of the five immediately succeeding years, subject to a 10% limitation in each of those years.  Thus, the Company would have six years in which to utilize the December 31, 2019 charitable contribution carryforward.  The valuation allowance for this net deferred tax asset may be adjusted in the future if estimates of taxable income during the carryforward period are reduced or increased.  All other deferred tax assets as of December 31, 2020 and 2019 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

As of December 31, 2020 and 2019, New Hampshire state net operating loss carryforwards were $-0- and $919,000, respectively. Additionally, the Company has a New Hampshire Business Enterprise Tax credit carry forward of $180,000 that expires in 2028 through 2030.

The tax reserve for loan losses at the Company’s base year amounted to approximately $2.3 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to only absorb loan losses, a deferred tax liability of approximately $623,000 has not been provided.

The Company does not have any uncertain tax positions at December 31, 2020 or 2019 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2020, 2019 and 2018.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2017 are open.

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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term of 18.5 years. At December 31, 2020 and 2019, the remaining principal balance on the ESOP debt was $2.2 million and $2.3 million, respectively.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2020 and 2019, was $89,000 and $109,000, respectively.

	December 31,
	2020	2019
Shares held by the ESOP include the following:
Allocated	11,924	—
Committed to be allocated	11,924	11,924
Unallocated	214,625	226,549
Total	238,473	238,473

The fair value of unallocated shares was approximately $1.9 million and $2.1 million at December 31, 2020 and 2019, respectively.

401(k) Plan

During the years ended December 31, 2020 and 2019, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits.  In years prior to 2019, the Company sponsored two 401(k) defined contribution plans which were combined into one defined contribution plan as of December 31, 2018. The Company also makes matching and profit-sharing contributions to eligible participants in accordance with plan(s) provisions.  The Company’s contributions for the years ended December 31, 2020, 2019 and 2018 was $198,000, $174,000 and $116,000, respectively.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2020, no funding improvement plan or rehabilitation plan has been implemented or is pending as of December 31, 2020. The Bank’s contributions to the Pentegra DB Plan during the year ended December 31, 2020 totaled $300,000 and were not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2019.

Total pension plan expense for the years ended December 31, 2020, 2019 and 2018 was $300,000, $270,000 and $374,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.  The Company did not pay a surcharge to the Pentegra DB Plan in the years ended December 31, 2020, 2019 or 2018.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants.  Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan.  The Company estimates a contribution amount of approximately $360,000 for the fiscal year ended December 31, 2021.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at December 31, 2020 and 2019 relating to this supplemental retirement plan was $607,000 and $590,000, respectively. The discount rate used to determine the Company’s obligation was 5.00% during both the years ended December 31, 2020 and 2019. The projected rate of salary increase for its current President was 3% and 5% for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, the expense of this salary retirement plan was $73,000, $80,000 and $95,000, respectively.

The Company maintained a nonqualified supplemental retirement plan for its former President. The plan was terminated in May 2018 with the balance paid out in full upon the former President’s retirement. For the years ended December 31, 2020, 2019 and 2018, the expense of this salary retirement plan was $-0-, $-0- and $25,000, respectively.

Executive Supplemental Retirement Plan

The recorded liability at December 31, 2020 and 2019 relating to the supplemental retirement plan for the Company’s former President was $132,000 and $171,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2020 and 2019.  For the years ended December 31, 2020, 2019 and 2018, the expense of this supplemental plan was $8,000, $10,000 and $12,000, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at December 31, 2020 and 2019 relating to this supplemental executive benefit agreement was $34,000 and $33,000, respectively. For the years ended December 31, 2020, 2019 and 2018, the expense (benefit) of this supplemental plan was $1,000, $(26,000) and $(20,000), respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2020 and 2019 relating to this plan was $573,000 and $581,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2020 and 2019. Total supplemental retirement plan expense amounted to $63,000, $90,000 and $55,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Additionally, the Company has a deferred director’s fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash.  At December 31, 2020, 2019 and 2018, the total deferred director’s fees amounted to $321,000, $233,000 and $154,000, respectively.

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

	Year Ended December 31,
Reclassification Adjustment	2020	2019	2018	Affected Line Item in Statements of Income
	(Dollars in thousands)
(Gains) losses on securities available for sale	$(410)	$(49)	$1	Securities gains (losses), net
Tax effect	111	13	—	Income tax (benefit) expense
	(299)	(36)	1	Net income (loss)
Net amortization of premium on securities	400	103	131	Interest on debt securities
Tax effect	(108)	(28)	(36)	Income tax (benefit) expense
	292	75	95	Net income (loss)
Net interest expense on swaps	3	—	—	Interest expense on borrowings
Tax effect	(1)	—	—	Income tax (benefit) expense
	2	—	—	Net income (loss)
Total reclassification adjustments	$(5)	$39	$96

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2017	$(214)	$—	$(214)
Other comprehensive loss before reclassification	(347)	—	(347)
Amounts reclassified from AOCI	96	—	96
Other comprehensive loss	(251)	—	(251)
Balance at December 31, 2018	$(465)	$—	$(465)

Balance at December 31, 2018	$(465)	$—	$(465)
Other comprehensive income (loss) before reclassification	947	—	947
Amounts reclassified from AOCI	39	—	39
Other comprehensive income	986	—	986
Balance at December 31, 2019	$521	$—	$521

Balance at December 31, 2019	$521	$—	$521
Other comprehensive income (loss) before reclassification	967	(102)	865
Amounts reclassified from AOCI	(7)	2	(5)
Other comprehensive income (loss)	960	(100)	860
Balance at December 31, 2020	$1,481	$(100)	$1,381

(1) All amounts are net of tax

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

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of December 31:

	2020	2019
Unadvanced portions of loans	$39,817	$36,111
Commitments to originate loans	17,451	12,625
Standby letters of credit	613	120

In the ordinary course of business, the Company may be subject to various legal proceedings.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of income.

The Bank has obligations under an operating lease related to a branch.  This lease expires in June 2021 and has future lease payments of approximately $16,000.  Total lease expense was approximately $32,000 for the years ended December 31, 2020, 2019 and 2018.

The Bank is required to maintain certain reserve balances in the form of cash or deposits with the Federal Reserve Bank. At December 31, 2020 and 2019, the Bank was in compliance with the required reserve balances of approximately $-0-  and $2.7 million, respectively.

15.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2020, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of December 31, 2020 and 2019, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

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

The following table presents actual and required capital ratios as of December 31, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2020
Total Capital (to risk- weighted assets)	$50,612	17.92%	$22,593	8.00%	$29,653	10.50%
Tier 1 Capital (to risk- weighted assets)	47,222	16.72	16,945	6.00	24,005	8.50
Tier 1 Capital (to average assets)	47,222	10.59	17,836	4.00	17,836	4.00
Common Equity Tier 1 (to risk-weighted assets)	47,222	16.72	12,709	4.50	19,769	7.00

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2019
Total Capital (to risk- weighted assets)	$49,259	18.52%	$21,278	8.00%	$27,928	10.50%
Tier 1 Capital (to risk- weighted assets)	46,321	17.41	15,961	6.00	22,611	8.50
Tier 1 Capital (to average assets)	46,321	11.41	16,236	4.00	16,236	4.00
Common Equity Tier 1 (to risk-weighted assets)	46,321	17.41	11,971	4.50	18,621	7.00

16.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC. Though the repurchase plan was approved on September 23, 2020, the Company began conducting repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors on November 17, 2020, which was after the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 with the SEC. There is no guarantee as to the exact number of shares that the Company may repurchase.  The Company holds repurchased shares in its treasury.  As of December 31, 2020, the Company repurchased 25,476 shares.

17.	Derivatives and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilizes interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments are designated as cash flow hedges with the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive income and recognized in earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the cash flow hedge is recognized directly in earnings. For the year ended December 31, 2020, the Company did not record any ineffectiveness related to these cash flow hedges.

During April 2020, the Company entered into two $5 million notional interest rate swaps that have been designated as cash flow hedges on 90-day advances from FHLB. One agreement is currently active, and the other is a forward swap with a start date of April 13, 2021. The purpose of these cash flow hedges is to reduce potential interest rate risk by swapping a variable rate borrowing to a fixed rate. Management deemed it prudent to limit the variability of these interest payments by entering into these interest rate swap agreements. These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate. Publication of LIBOR is expected to cease at the end of 2021. The swap agreements allow for substitution of an alternative reference rate such as the secured overnight financing rate (“SOFR”) at that time.

The effective portion of changes in the fair value of interest rate swaps are reported in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transactions affect earnings. During the next twelve months, the Company estimates that an additional $25,000 will be reclassified as an increase to interest expense.  For the year ended December 31, 2020, the change in fair value for these derivative instruments was $137,000. At December 31, 2020, the fair value of interest rate swap derivatives resulted in a liability of $137,000 and is recorded in other liabilities.

The following table summarizes the Company’s derivatives associated with its interest rate risk management activities:

				December 31, 2020
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$—	$68
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$—	$69
Total Hedging Instruments				$10,000	$—	$137
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the year ended December 31, 2020, related to the balance sheet hedging of $5.0 million of 90-day FHLB advances, included in borrowings, indicate that the hedge was 100% effective, and there was no component of the derivative instruments’ unrealized loss which was excluded from the assessment of hedge effectiveness. The Company’s arrangement with its counterparty requires it to post cash or other assets as collateral for its interest rate swap contracts in a net liability position based on their aggregate fair value and the Company’s credit rating. As of December 31, 2020, the Company posted $525,000 of cash to the counterparty as collateral on its interest rate swap contracts, which was presented within cash and due from banks on the consolidated balance sheets.

18.	Fair Values of Assets and Liabilities

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2020 and 2019.

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

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 7 Loan Servicing, for more information).  These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

Derivative Instruments and Hedges: The valuation of these instruments is determined using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2020	(Dollars in thousands)
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$973	$—	$973	$—
U.S. Government agency small business administration pools guaranteed by the SBA	2,470	—	2,470
Collateralized mortgage obligations issued by the FHLMC	949	—	949	—
Mortgage-backed securities	5,136	—	5,136	—
Municipal bonds	45,942	—	45,942	—
Other assets:
Mortgage servicing rights	$273	$—	$—	$273
Other liabilities:
Derivatives	$137	$—	$137	$—

	Total	Level 1	Level 2	Level 3
December 31, 2019	(Dollars in thousands)
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$8,997	$—	$8,997	$—
U.S. Government agency small business administration pools guaranteed by the SBA	2,740	—	2,740
Collateralized mortgage obligations issued by the FHLMC	980	—	980	—
Mortgage-backed securities	3,188	—	3,188	—
Municipal bonds	28,880	—	28,880	—
Other assets:
Mortgage servicing rights	$397	$—	$—	$397

For the years ended December 31, 2020 and 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2020	$397
Included in net income	(124)
Balance as of December 31, 2020	$273
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2020	$—
Balance as of January 1, 2019	$479
Included in net income	(82)
Balance as of December 31, 2019	$397
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2019	$—
(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee (loss) income in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 , the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2020					December 31, 2019
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	14.05% - 29.77%	20.97%	$273	13.08%	$397
		Discount Rate	9.00% - 9.00%	9.00%		9.50%
		Delinquency Rate	3.91% - 5.13%	4.12%		2.48%
		Default Rate	0.08% - 0.14%	0.13%		0.09%

(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace, and therefore, such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

At December 31, 2020 there were no assets measured at fair value on a nonrecurring basis. At December 31, 2019, the Company’s only asset measured at fair value on a nonrecurring basis was a loan identified as impaired for which a partial write-off has been recorded. This impaired loan was reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party which can be adjusted and therefore classified as Level 3.

The following summarizes assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2019
Impaired Loans	$996	$—	$—	$996

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Provision Percentage
December 31, 2019
Impaired Loans	$996	Market Approach Appraisal of Collateral	Selling Costs Provision	7.8%

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at December 31, 2020 or 2019.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For December 31, 2020 and 2019, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at December 31 are as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
(Dollars in thousands)
December 31, 2020
Financial Assets:
Cash and due from banks	$5,996	$5,996	$5,996	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	1,796	1,796	—	1,796	—
Bank-owned life insurance	4,356	4,356	—	4,356	—
Loans, net	364,800	365,116	—	—	365,116
Accrued interest receivable	1,412	1,412	1,412	—	—
Financial Liabilities:
Deposits	$327,381	$327,696	$278,713	$48,983	$—
Advances from Federal Home Loan Bank	34,127	34,832	—	34,832	—
Advances from Federal Reserve Bank	18,195	18,199	—	18,199	—
Mortgagors’ tax escrow	1,420	1,420	—	1,420	—
December 31, 2019
Financial Assets:
Cash and due from banks	$4,009	$4,009	$4,009	$—	$—
Interest-bearing time deposits with other banks	2,735	2,735	—	2,735	—
Federal Home Loan Bank stock	2,971	2,971	—	2,971	—
Bank-owned life insurance	4,267	4,267	—	4,267	—
Loans, net	341,980	336,847	—	—	336,847
Accrued interest receivable	1,235	1,235	1,235	—	—
Financial Liabilities:
Deposits	$281,616	$281,707	$220,596	$61,111	$—
Advances from Federal Home Loan Bank	66,219	66,060	—	66,060	—
Mortgagors’ tax escrow	586	586	—	586	—

19.	Quarterly Results of Operations (Unaudited)

2020 Quarters	Fourth	Third	Second	First
	(In thousands, except per share data)
Interest and dividend income	$4,047	$3,945	$3,930	$3,928
Interest expense	1,221	504	659	790
Net interest and dividend income	2,826	3,441	3,271	3,138
Provision for loan losses	95	110	160	115
Net interest income after provision for loan losses	2,731	3,331	3,111	3,023
Non-interest income	481	465	661	439
Non-interest expense	3,465	3,322	3,218	3,182
Income (loss) before income tax (benefit) expense	(253)	474	554	280
Income tax (benefit) expense	(152)	82	23	23
Net income (loss)	$(101)	$392	$531	$257
Share Data:
Average Shares Outstanding, Basic	5,862,727	5,865,894	5,862,913	5,859,932
Average Shares Outstanding, Diluted	5,862,727	5,865,894	5,862,913	5,859,932
Basic Earnings (Loss) Per Share	$(0.02)	$0.07	$0.09	$0.04
Diluted Earnings (Loss) Per share	$(0.02)	$0.07	$0.09	$0.04

2019 Quarters	Fourth	Third	Second	First
	(In thousands, except per share data)
Interest and dividend income	$3,875	$3,921	$3,886	$3,766
Interest expense	856	891	1,067	1,029
Net interest and dividend income	3,019	3,030	2,819	2,737
Provision for loan losses	75	—	25	—
Net interest income after provision for loan losses	2,944	3,030	2,794	2,737
Non-interest income	427	444	358	303
Non-interest expense	3,207	4,307	2,933	2,858
Income (loss) before income tax expense (benefit)	164	(833)	219	182
Income tax expense (benefit)	21	(220)	6	4
Net income (loss)	$143	$(613)	$213	$178
Share Data:
Average Shares Outstanding, Basic	5,856,951	4,833,426	N/A	N/A
Average Shares Outstanding, Diluted	5,856,951	4,833,426	N/A	N/A
Basic Earnings (Loss) Per Share	$0.02	$(0.13)	N/A	N/A
Diluted Earnings (Loss) Per share	$0.02	$(0.13)	N/A	N/A

20.	Condensed Financial Statements of Parent Company

Financial information pertaining to First Seacoast Bancorp only is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash held at First Seacoast Bank	$10,118	$9,965
Investment in First Seacoast Bank	46,467	44,556
Loan to First Seacoast Bank ESOP	2,180	2,252
Deferred tax asset	85	103
Other assets	18	190
Total assets	$58,868	$57,066
LIABILITIES
Other liabilities	$7	$—
Total liabilities	7	—
STOCKHOLDERS’ EQUITY
Stockholders’ equity	58,861	57,066
Total liabilities and stockholders’ equity	$58,868	$57,066

CONDENSED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Income:
Interest on ESOP loan	$119	$58
Expense:
Charitable foundation contribution	—	758
Miscellaneous expense	2	—
Total expenses	2	758
Income (loss) before income tax benefit and equity in undistributed net income of First Seacoast Bank	117	(700)
Income tax benefit	—	(103)
Net income (loss) before equity in undistributed net income of First Seacoast Bank	117	(597)
Equity in undistributed net income of First Seacoast Bank	962	518
Net income (loss)	$1,079	$(79)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,079	$(79)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Undistributed net income of First Seacoast Bank	(962)	(518)
Deferred tax benefit	18	(103)
Contribution of common stock to First Seacoast Community Foundation, Inc.	—	609
Decrease (increase) in other assets	172	(190)
Increase in other liabilities	7	—
Net cash provided (used) by operating activities	314	(281)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to First Seacoast Bank	—	(12,600)
ESOP loan	—	(2,385)
Principal payments received on ESOP	72	132
Net cash provided (used) by investing activities	72	(14,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	25,099
Treasury stock purchases	(233)	—
Net cash (used) provided by financing activities	(233)	25,099
Net increase in cash	153	9,965
Cash at beginning of year	9,965	—
Cash at end of year	$10,118	$9,965

21.	Subsequent Events

On January 15, 2021, the Bank purchased $15.0 million of brokered deposits, for a term of ten months, at an annual interest rate of 0.5%.

As of March 16, 2021, the Company purchased an additional 15,113 shares of common stock pursuant to its repurchase plan at an average cost of $9.39 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First Seacoast Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Seacoast Bancorp and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2020 and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2021

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a 15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rules 13(a) – 15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in First Seacoast Bancorp’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” and “Directors Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

As of December 31, 2020, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of First Seacoast Bancorp are authorized for issuance.

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

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers - Transactions with Certain Related Persons” and “Corporate Governance” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1

Charter of First Seacoast Bancorp (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on November 14, 2019)

3.2

Bylaws of First Seacoast Bancorp (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on November 14, 2019)

4.1

Form of Common Stock Certificate of First Seacoast Bancorp (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on July 16, 2019)

4.2

Description of First Seacoast Bancorp’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 27, 2020)

10.1

Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.2

Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.3

Salary Continuation Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.4

Salary Continuation Agreement between Federal Savings Bank and James O’Neill (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.5

Supplemental Retiree Medical and Dental Benefits Agreement between Federal Savings Bank and James O’Neill (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.6

Directors Deferred Fee Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.7

Supplemental Director Retirement Agreement between Federal Savings Bank and Patricia A. Barbour (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.8

Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.9

Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.10

Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.11

Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.12

Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.13

Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.14

Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.15

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.16

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and James H. Schulte (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: March 26, 2021	By:	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Brannen	President, Chief Executive Officer and Director	March 26, 2021
James R. Brannen	(Principal Executive Officer)

/s/ Richard M. Donovan	Senior Vice President and Chief Financial Officer	March 26, 2021
Richard M. Donovan	(Principal Financial Officer)

/s/ Thomas J. Jean	Chairman of the Board	March 26, 2021
Thomas J. Jean

/s/ Janet Sylvester	Vice Chairman of the Board	March 26, 2021
Janet Sylvester

/s/ Dana C. Lynch	Director	March 26, 2021
Dana C. Lynch

/s/ Michael J. Bolduc	Director	March 26, 2021
Michael J. Bolduc

/s/ Mark P. Boulanger	Director	March 26, 2021
Mark P. Boulanger

/s/ James Jalbert	Director	March 26, 2021
James Jalbert

/s/ Erica A. Johnson	Director	March 26, 2021
Erica A. Johnson

/s/ Paula J. Williamson-Reid	Director	March 26, 2021
Paula J. Williamson-Reid