Form 10-Q
period 2021-03-31
First Seacoast Bancorp
filed 2021-05-14
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

6,029,153 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 3, 2021, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$22,674	$5,996
Interest bearing time deposits with other banks	2,488	2,488
Securities available-for-sale, at fair value	53,616	55,470
Federal Home Loan Bank stock	1,868	1,796
Loans	374,798	368,142
Less allowance for loan losses	(3,404)	(3,342)
Net loans	371,394	364,800
Land, building and equipment, net	4,948	5,078
Bank-owned life insurance	4,376	4,356
Accrued interest receivable	1,351	1,412
Other assets	2,074	1,666
Total assets	$464,789	$443,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$70,485	$64,571
Interest bearing deposits	291,014	262,810
Total deposits	361,499	327,381
Advances from Federal Home Loan Bank	29,032	34,127
Advances from Federal Reserve Bank	9,438	18,195
Mortgagors’ tax escrow	2,045	1,420
Deferred compensation liability	1,581	1,667
Other liabilities	2,178	1,411
Total liabilities	405,773	384,201
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 6,083,500 shares issued and 6,033,767 shares outstanding at March 31, 2021 and 6,058,024 shares issued and outstanding as of December 31, 2020, respectively	60	61
Additional paid-in capital	25,604	25,606
Equity capital	35,100	34,192
Accumulated other comprehensive income	833	1,381
Treasury stock, at cost: 49,733 and 25,476 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	(465)	(233)
Unearned compensation - ESOP 211,644 and 214,625 shares unallocated at March 31, 2021 and December 31, 2020, respectively	(2,116)	(2,146)
Total stockholders' equity	59,016	58,861
Total liabilities and stockholders' equity	$464,789	$443,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Interest and dividend income:
Interest and fees on loans	$3,668	$3,609
Interest on debt securities:
Taxable	42	87
Non-taxable	222	190
Total interest on debt securities	264	277
Dividends	—	42
Total interest and dividend income	3,932	3,928
Interest expense:
Interest on deposits	179	514
Interest on borrowings	86	276
Total interest expense	265	790
Net interest and dividend income	3,667	3,138
Provision for loan losses	60	115
Net interest and dividend income after provision for loan losses	3,607	3,023
Noninterest income:
Customer service fees	233	232
Gain on sale of loans	40	52
Securities gains, net	203	114
Income from bank-owned life insurance	20	4
Loan servicing income (loss)	83	(25)
Investment services fees	55	47
Other income	15	15
Total noninterest income	649	439
Noninterest expense:
Salaries and employee benefits	1,866	1,990
Director compensation	62	58
Occupancy expense	167	153
Equipment expense	141	144
Marketing	60	91
Data processing	319	267
Deposit insurance fees	30	30
Professional fees and assessments	205	196
Debit card fees	42	49
Employee travel and education expenses	16	32
Other expense	184	172
Total noninterest expense	3,092	3,182
Income before income tax expense	1,164	280
Income tax expense	256	23
Net income	$908	$257

Earnings per share:
Basic	$0.16	$0.04
Diluted	$0.16	$0.04

Weighted Average Shares:
Basic	5,837,665	5,859,932
Diluted	5,837,665	5,859,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income	$908	$257
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities available-for-sale
Unrealized holding (losses) gains on securities available-for-sale arising during the period net of income taxes of $(252) and $94, respectively	(678)	253
Reclassification adjustment for gains and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $(17) and $(18), respectively	(46)	(48)
Total unrealized (loss) gain on securities	(724)	205
Derivatives:
Change in interest rate swaps net of income taxes of $64 and $-0- respectively	172	—
Reclassification adjustment for net interest expense on swaps included in net income net of income taxes of $1 and $-0-, respectively	4	—
Total change in interest rate swaps	176	—
Other comprehensive income (loss)	(548)	205
Comprehensive income	$360	$462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation - ESOP	Total Equity Capital
Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$—	$(2,265)	$57,066
Net income	—	—	—	257	—	—	—	257
Other comprehensive income	—	—	—	—	205	—	—	205
ESOP shares earned - 2,981 shares	—	—	(3)	—	—	—	29	26
Balance March 31, 2020	$6,083,500	$61	$25,633	$33,370	$726	$—	$(2,236)	$57,554

Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861
Net income	—	—	—	908	—	—	—	908
Other comprehensive loss	—	—	—	—	(548)	—	—	(548)
Treasury stock activity	(24,257)	(1)	—	—	—	(232)	—	(233)
ESOP shares earned - 2,981 shares	—	—	(2)	—	—	—	30	28
Balance March 31, 2021	6,033,767	$60	$25,604	$35,100	$833	$(465)	$(2,116)	$59,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$908	$257
Adjustments to reconcile net income to net cash provided by (used) by operating activities:
ESOP expense	28	26
Depreciation	141	144
Net amortization of bond premium	140	48
Provision for loan losses	60	115
Gain on sale of loans	(40)	(52)
Securities (gains), net	(203)	(114)
Proceeds from loans sold	1,325	3,966
Origination of loans sold	(1,285)	(3,914)
Increase in bank-owned life insurance	(20)	(5)
Increase in deferred fees on loans	(231)	(15)
Deferred tax expense	123	32
Decrease (increase) in accrued interest receivable	61	(4)
(Increase) decrease in other assets	(328)	290
Decrease in deferred compensation liability	(86)	(81)
Increase (decrease) in other liabilities	1,009	(765)
Net cash provided by (used) in operating activities	1,602	(72)
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received from securities available-for-sale	9,746	15,731
Purchase of securities available-for-sale	(8,822)	(14,103)
Purchase of property and equipment	(11)	(239)
Loan purchases	(2,444)	—
Loan originations and principal collections, net	(3,981)	(4,311)
Recoveries of loans previously charged off	2	—
Net purchase of Federal Home Loan Bank stock	(72)	(73)
Proceeds from sales of interest bearing time deposits with other banks	—	247
Net cash used by investing activities	(5,582)	(2,748)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	21,949	1,069
Net increase in certificates of deposit	12,169	40
Increase in mortgagors’ escrow accounts	625	1,304
Treasury stock purchases	(233)	—
Proceeds from short-term FHLB advances	5,000	10,680
Proceeds from long-term FHLB advances	—	20,000
Payments on short-term FHLB advances	(10,095)	(29,907)
Payments on short-term FRB advances	(8,757)	—
Net cash provided by financing activities	20,658	3,186
Net change in cash and cash equivalents	16,678	366
Cash and cash equivalents at beginning of period	5,996	4,009
Cash and cash equivalents at end of period	$22,674	$4,375

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$279	$776
Cash paid for income taxes	3	2
Noncash activities:
Effect of change in fair value of securities available for sale:
Investment securities available-for-sale	(993)	281
Deferred taxes	269	(76)
Other comprehensive (loss) income	(724)	205
Effect of change in fair value of interest rate swaps:
Interest rate swaps	241	—
Deferred taxes	(65)	—
Other comprehensive income	176	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of First Seacoast Bancorp (the “Company”), its wholly-owned subsidiary, First Seacoast Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X.  Accordingly, these interim financial statements do not include all the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2021.

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

Company and, accordingly, are not reflected in the accompanying balance sheets. Assets under management totaled approximately $61.0 million and $58.4 million at March 31, 2021 and December 31, 2020, respectively.

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

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of March 31, 2021, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan, while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (which will be December 31, 2024 for the Company) (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In August 2017, the FASB issued Accounting Standards Update (ASU) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in ASU 2017-12 apply to any entity that elects to apply hedge accounting in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The main changes introduced by ASU 2017-12 eliminate the requirement to separately measure and report hedge ineffectiveness; and requires companies to present all of the elements of hedge accounting that affect earnings in the same income statement line as the hedged item. The standard also permits hedge accounting for strategies for which hedge accounting was not historically permitted and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method, and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The adoption of this ASU on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Yet to Be Adopted

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also, during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards. The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective date for ASU 2016-02, “Leases (Topic 842)” is deferred to fiscal years beginning after December 15, 2021.

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

2.	Cash and Due From Banks

At March 31, 2021 and December 31, 2020, cash and due from banks totaled $22.7 million and $6.0 million, respectively. The Company pledged cash collateral to derivative counterparties totaling $525,000 at March 31, 2021 and December 31, 2020. See Note 12 for a discussion of the Company’s derivative and hedging activities.

3.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,979	$—	$(90)	$1,889
U.S. Government agency small business administration pools guaranteed by SBA	2,194	27	—	2,221
Collateralized mortgage obligations issued by the FHLMC and FNMA	1,330	7	(3)	1,334
Residential mortgage backed securities	10,732	45	(268)	10,509
Municipal bonds	36,343	1,457	(137)	37,663
	$52,578	$1,536	$(498)	$53,616

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$997	$—	$(24)	$973
U.S. Government agency small business administration pools guaranteed by SBA	2,399	71	—	2,470
Collateralized mortgage obligations issued by the FHLMC	938	11	—	949
Residential mortgage backed securities	5,100	49	(13)	5,136
Municipal bonds	44,005	1,944	(7)	45,942
	$53,439	$2,075	$(44)	$55,470

The amortized cost and fair values of available-for-sale securities at March 31, 2021 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2021
Due after one year through five years	$—	$—
Due after five years through ten years	2,316	2,236
Due after ten years	36,006	37,316
U.S. Government-sponsored enterprises obligations and municipal bonds	$38,322	$39,552
U.S. Government agency small business pools guaranteed by SBA	2,194	2,221
Collateralized mortgage obligations issued by the FHLMC and FNMA	1,330	1,334
Residential mortgage backed securities	10,732	10,509
Total	$52,578	$53,616

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2021
U.S. Government sponsored enterprises obligations	3	$1,889	$(90)	—	$—	$—	$1,889	$(90)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC and FNMA	1	476	(3)	—	—	—	476	(3)
Residential mortgage backed securities	7	8,663	(268)	—	—	—	8,663	(268)
Municipal bonds	12	7,992	(130)	4	1,313	(7)	9,305	(137)
	23	$19,020	$(491)	4	$1,313	$(7)	$20,333	$(498)
December 31, 2020
U.S. Government sponsored enterprises obligations	2	$973	$(24)	—	$—	$—	$973	$(24)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	1	3,102	(13)	—	—	—	3,102	(13)
Municipal bonds	4	2,381	(7)	—	—	—	2,381	(7)
	7	$6,456	$(44)	—	$—	$—	$6,456	$(44)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses as it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of March 31, 2021 or December 31, 2020.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available for sale securities were as follows for the three months ended:

	March 31,
	2021	2020
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$9,746	$15,731
Gross realized gains	203	118
Gross realized losses	—	(4)
Net realized gains	$203	$114

As of March 31, 2021 or December 31, 2020, there were no holdings that were issued by a single state or political subdivision, which comprised more than 10% of the total fair value of the Company’s available-for-sale securities.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported and in March 2020, the COVID-19 outbreak was declared a pandemic. On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP loans”). The PPP, a nearly $350 billion program, was designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief provisions contained in the CARES act to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation also included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. The Consolidated Appropriations Act also continued to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring (“TDR”) and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes. During the three months ended March 31, 2021 and the year ended December 31, 2020 the Bank originated 113 and 286 PPP loans, respectively, with aggregate outstanding principal balances of $11.9 million and $33.0 million, respectively. As of March 31, 2021 and December 31, 2020, total PPP loan principal balances of $23.0 million and $21.2 million, respectively, and were included in commercial and industrial loans (C+I).

Loans consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial real estate (CRE)	$72,992	$66,166
Multifamily (MF)	5,965	6,619
Commercial and industrial (C+I)	42,251	45,262
Acquisition, development, and land (ADL)	31,674	23,145
1-4 family residential (RES)	209,798	213,718
Home equity line of credit (HELOC)	8,399	9,583
Consumer (CON)	2,783	2,944
Total loans	373,862	367,437
Net deferred loan costs	936	705
Allowance for loan losses	(3,404)	(3,342)
Total loans, net	$371,394	$364,800

Changes in the allowance for loan losses (“ALL”) for the three months ended March 31, 2021 and 2020 by portfolio segment are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2020	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342
Provision for loan losses	160	(21)	(62)	122	(97)	(11)	(3)	(28)	60
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1	—	2
Balance, March 31, 2021	$913	$39	$206	$296	$1,559	$67	$50	$274	$3,404

Balance, December 31, 2019	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875
Provision for loan losses	(4)	25	(63)	(10)	140	27	2	(2)	115
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	19	—	—	—	—	—	—	—	19
Balance, March 31, 2020	$796	$48	$287	$135	$1,643	$79	$20	$1	$3,009

As of March 31, 2021 and December 31, 2020, information about loans and the ALL by portfolio segment are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
March 31, 2021 Loan Balances
Individually evaluated for impairment	$343	$—	$36	$—	$62	$—	$—	$—	$441
Collectively evaluated for impairment	72,649	5,965	42,215	31,674	209,736	8,399	2,783	—	373,421
Total	$72,992	$5,965	$42,251	$31,674	$209,798	$8,399	$2,783	$—	$373,862
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	913	39	206	296	1,559	67	50	274	3,404
Total	$913	$39	$206	$296	$1,559	$67	$50	$274	$3,404
December 31, 2020 Loan Balances
Individually evaluated for impairment	$117	$—	$822	$—	$62	$—	$—	$—	$1,001
Collectively evaluated for impairment	66,049	6,619	44,440	23,145	213,656	9,583	2,944	—	366,436
Total	$66,166	$6,619	$45,262	$23,145	$213,718	$9,583	$2,944	$—	$367,437
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	753	60	267	174	1,656	78	52	302	3,342
Total	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342

The following is an aged analysis of past due loans by portfolio segment as of March 31, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$72,992	$72,992	$—
MF	—	—	—	—	5,965	5,965	—
C+I	—	—	—	—	42,251	42,251	—
ADL	—	—	—	—	31,674	31,674	—
RES	—	—	62	62	209,736	209,798	62
HELOC	123	—	—	123	8,276	8,399	—
CON	—	—	—	—	2,783	2,783	—
	$123	$—	$62	$185	$373,677	$373,862	$62

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$66,166	$66,166	$—
MF	—	—	—	—	6,619	6,619	—
C+I	—	—	822	822	44,440	45,262	822
ADL	—	—	—	—	23,145	23,145	—
RES	42	—	62	104	213,614	213,718	62
HELOC	143	—	—	143	9,440	9,583	—
CON	—	—	—	—	2,944	2,944	—
	$185	$—	$884	$1,069	$366,368	$367,437	$884

There were no loans collateralized by residential real estate property in the process of foreclosure at March 31, 2021 or December 31, 2020.

The following table provides information on impaired loans as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2021
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	62	62	—	62	—
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$62	$62	$—	$62	$—
December 31, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	822	938	—	909	—
ADL	—	—	—	—	—
RES	62	62	—	64	5
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$884	$1,000	$—	$973	$5

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

The following presents the internal risk rating of loans by portfolio segment as of March 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$69,900	$2,749	$343	$72,992
MF	5,965	—	—	5,965
C+I	41,063	1,152	36	42,251
ADL	31,674	—	—	31,674
RES	209,736	—	62	209,798
HELOC	8,399	—	—	8,399
CON	2,783	—	—	2,783
Total	$369,520	$3,901	$441	$373,862

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$63,191	$2,858	$117	$66,166
MF	6,619	—	—	6,619
C+I	41,021	4,083	158	45,262
ADL	23,145	—	—	23,145
RES	213,656	—	62	213,718
HELOC	9,583	—	—	9,583
CON	2,944	—	—	2,944
Total	$360,159	$6,941	$337	$367,437

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

Additionally, Section 4013 of the CARES Act that became law on March 27, 2020 further provided banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates (extended to January 1, 2022 by the 2021 Consolidated Appropriations Act):

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

As of March 31, 2021, temporary payment relief continued for 4 loans with aggregate outstanding principal balances of $3.2 million and consists of 1 CRE loan with an aggregate outstanding principal balance of $2.7 million and 3 RES loans with aggregate outstanding principal balances of $446,000. Under the applicable regulatory guidance, none of these loans were considered troubled debt restructurings as of March 31, 2021.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank. Loans outstanding to these persons and entities at March 31, 2021 and December 31, 2020 were $5.2 million and $5.3 million, respectively.

5.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $43.8 million and $45.8 million at March 31, 2021 and December 31, 2020, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing income (loss) in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income (loss), including late and ancillary fees, was $83,000 and ($25,000) for the three months ended March 31, 2021 and 2020, respectively. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Balance, December 31,	$273	$397
Additions	13	43
Payoffs	(14)	(26)
Change in fair value due to change in assumptions	57	(72)
Balance, March 31,	$329	$342

6.	Deposits

Deposits consisted of the following at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
NOW and demand deposits	$174,585	$161,336
Money market deposits	73,662	69,320
Savings deposits	52,415	48,057
Time deposits of $250,000 and greater	8,226	10,119
Time deposits less than $250,000	52,611	38,549
	$361,499	$327,381

At March 31, 2021, the scheduled maturities of time deposits were as follows (in thousands):

2021	$43,438
2022	12,013
2023	2,123
2024	672
2025	1,645
2026	946
$60,837

There were $15.0 million and $-0- of brokered deposits included in time deposits at March 31, 2021 and December 31, 2020, respectively.

7.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB is as follows:

	March 31, 2021
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$5,000	2021	0.37% – fixed
2,262	2022	0.00% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$29,032

	December 31, 2020
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$10,095	2021	0.39% (fixed) to 0.42% (variable)
2,262	2022	0.00% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$34,127

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $103.2 million and $112.6 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Bank

had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Included in the above advances at March 31, 2021 and December 31, 2020 is a $10.0 million long-term advance, with an interest rate of 1.39%, which is callable by the FHLB on June 5, 2021 and quarterly thereafter, and a $10.0 million long-term advance, with an interest rate of 1.35%, which is callable by the FHLB on May 10, 2021 and quarterly thereafter. At March 31, 2021 and December 31, 2020 borrowings include $4.0 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At March 31, 2021, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at March 31, 2021.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established a Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allowed us to request advances from the FRB. Under the PPPLF, advances are secured by pledges of PPP loans. The interest rate applicable to any advance made under the PPPLF is 35 basis points. As of March 31, 2021, $9.4 million of PPPLF advances are outstanding and collateralized by 47 PPP loans. As of December 31, 2020, $18.2 million of PPPLF advances were outstanding and collateralized by 110 PPP loans. Maturities of PPPLF advances are tied to the maturity of the underlying PPP loan and will be accelerated if the PPP loan is sold or forgiven.

8.	Employee Benefits

Employee Stock Ownership Plan

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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038. At March 31, 2021 and December 31, 2020, the remaining principal balance on the ESOP debt was $2.2 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2021 and 2020 was $28,000 and $26,000, respectively.

	March 31, 2021	December 31, 2020
Shares held by the ESOP include the following:
Allocated	23,848	11,924
Committed to be allocated	2,981	11,924
Unallocated	211,644	214,625
Total	238,473	238,473

The fair value of unallocated shares was approximately $2.1 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company made matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended March 31, 2021 and 2020 were $50,000.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2020, no funding improvement plan or rehabilitation plan has been implemented or is pending as of March 31, 2021.

Total pension plan expense for the three months ended March 31, 2021 and 2020 was $90,000 and $99,000, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated financial statements. The Company did not pay a surcharge to the Pentegra DB Plan during the three months ended March 31, 2021.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of approximately $360,000 for the fiscal year ending December 31, 2021.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at March 31, 2021 and December 31, 2020 relating to this supplemental retirement plan was $615,000 and $607,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $21,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively.

Executive Supplemental Retirement Plan

The recorded liability at March 31, 2021 and December 31, 2020 relating to the supplemental retirement plan for the Bank’s former President was $85,000 and $132,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2021 and December 31, 2020. The expense of this salary retirement plan was $1,000 and $2,000 for the three months ended March 31, 2021 and 2020, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President/Director. The recorded liability at March 31, 2021 and December 31, 2020 relating to this supplemental executive benefit agreement was $34,000. The expense of this supplemental plan was $-0- for the three months ended March 31, 2021 and 2020.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2021 and December 31, 2020 relating to this plan was $516,000 and $573,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2021 and December 31, 2020. Total supplemental retirement plan expense amounted to $17,000 and $10,000 for the three months ended March 31, 2021 and 2020, respectively.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them. At March 31, 2021 and December 31, 2020, the total deferred director’s fees amounted to $332,000 and $321,000, respectively.

9.	Other Comprehensive Income

The Company reports certain items as “other comprehensive income” (“OCI”) and reflects total comprehensive income in the consolidated financial statements for all periods containing elements of other comprehensive income. The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax expense allocated to each component of other comprehensive income (loss):

(Dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Affected Line Item in Statements of Income
Gains on securities available for sale	$(203)	$(114)	Securities (gains), net
Tax effect	55	31	Income tax expense
	(148)	(83)	Net income
Net amortization of premium on securities	140	48	Interest on debt securities
Tax effect	(38)	(13)	Income tax expense
	102	35	Net income
Net interest expense on swaps	5	—	Interest expense on borrowings
Tax effect	(1)	—	Income tax expense
	4	—	Net income
Total reclassification adjustments	$(42)	$(48)

The following tables present the changes in each component of OCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	OCI(1)
Balance at December 31, 2020	$1,481	$(100)	$1,381
Other comprehensive income (loss) before reclassification	(678)	172	(506)
Amounts reclassified from OCI	(46)	4	(42)
Other comprehensive income (loss)	(724)	176	(548)
Balance at March 31, 2021	$757	$76	$833

Balance at December 31, 2019	$521	$—	$521
Other comprehensive income before reclassification	253	—	253
Amounts reclassified from OCI	(48)	—	(48)
Other comprehensive income	205	—	205
Balance at March 31, 2020	$726	$—	$726

          (1) All amounts are net of tax

10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of March 31, 2021, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of March 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital (to risk-weighted assets)	$51,520	17.90%	$23,026	8.00%	$30,221	10.50%
Tier 1 Capital (to risk-weighted assets)	48,069	16.70	17,270	6.00	24,466	8.50
Tier 1 Capital (to average assets)	48,069	10.87	17,689	4.00	17,689	4.00
Common Equity Tier 1 (to risk-weighted assets)	48,069	16.70	12,953	4.50	20,149	7.00

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)	$50,612	17.92%	$22,593	8.00%	$29,653	10.50%
Tier 1 Capital (to risk-weighted assets)	47,222	16.72	16,945	6.00	24,005	8.50
Tier 1 Capital (to average assets)	47,222	10.59	17,836	4.00	17,836	4.00
Common Equity Tier 1 (to risk-weighted assets)	47,222	16.72	12,709	4.50	19,769	7.00

11.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. As of March 31, 2021, the Company had repurchased 49,733 shares. The Company holds repurchased shares in its treasury.

The Company’s repurchases of its common stock made during the quarter ended March 31, 2021 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

January 1, 2021 - January 31, 2021	5,594	$8.95	5,594	105,809
February 1, 2021 - February 28, 2021	3,029	9.01	3,029	102,780
March 1, 2021 - March 31, 2021	15,634	9.87	15,634	87,146
Total	24,257		24,257

12.	Derivatives and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilizes interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments are designated as cash flow hedges with changes in the fair value of the derivative recorded in other comprehensive income (loss) and recognized in earnings when the hedged transaction affects earnings. The hedges were determined to be effective and the Company expects the hedges to remain effective during the remaining terms of the swaps.

During April 2020, the Company entered into two $5 million notional interest rate swaps that have been designated as cash flow hedges on 90-day advances from FHLB. One agreement is currently active and the other is a forward swap with a start date of April 13, 2021. The purpose of these cash flow hedges is to reduce potential interest rate risk by swapping a variable rate borrowing to a fixed rate. Management deemed it prudent to limit the variability of these interest payments by entering into these interest rate swap agreements. These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate. Publication of LIBOR is expected to cease in June of 2023. The swap agreements allow for substitution of an alternative reference rate such as the secured overnight financing rate (“SOFR”) at that time.

The changes in the fair value of interest rate swaps are reported in other comprehensive income (loss) and are subsequently reclassified into interest expense in the period that the hedged transactions affect earnings. During the next twelve months, the Company estimates that an additional $25,000 will be reclassified as an increase to interest expense. For the three months ended March 31, 2021, the change in fair value for these derivative instruments was $241,000. At March 31, 2021 and December 31, 2020, the fair value of interest rate swap derivatives resulted in an asset of $104,000 and a liability of $137,000, respectively, and is recorded in other assets and other liabilities, respectively.

The following table summarizes the Company’s derivatives associated with its interest rate risk management activities:

				March 31, 2021
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Assets	Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$24	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$80	$—
Total Hedging Instruments				$10,000	$104	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

				December 31, 2020
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Assets	Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$—	$68
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$—	$69
Total Hedging Instruments				$10,000	$—	$137
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

The following table summarizes the effect of cash flow hedge accounting on the consolidated statements of income for the three months ended March 31, 2021 and 2020:

	Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships
	2021		2020
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from AOCI into income	$(5)	$—	N/A	N/A

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the three months ended March 31, 2021, related to the balance sheet hedging of $5.0 million of 90 day FHLB advances, included in borrowings, indicate that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. The Company’s arrangement with its counterparty requires it to post cash or other assets as collateral for its interest rate swap contracts in a net liability position based on their aggregate fair value and the Company’s credit rating. At March 31, 2021 and December 31, 2020, the Company posted $525,000 of cash to the counterparty as collateral on its interest rate swap contracts which was presented within cash and due from banks on the consolidated balance sheets.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at March 31, 2021 and December 31, 2020.

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

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 5 Loan Servicing for more information). These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

Derivative Instruments and Hedges: The valuation of these instruments is determined using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2021
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,889	$—	$1,889	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,221	—	2,221	—
Collateralized mortgage obligations issued by the FHLMC and FNMA	1,334	—	1,334	—
Residential mortgage backed securities	10,509	—	10,509	—
Municipal bonds	37,663	—	37,663	—
Other assets:
Mortgage servicing rights	329	—	—	329
Derivatives	104	—	104	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2020
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$973	$—	$973	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,470	—	2,470	—
Collateralized mortgage obligations issued by the FHLMC	949	—	949	—
Residential mortgage backed securities	5,136	—	5,136	—
Municipal bonds	45,942	—	45,942	—
Other assets:
Mortgage servicing rights	273	—	—	273
Other Liabilities:
Derivatives	137	—	137	—

For the three months ended March 31, 2021 and 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2021	$273
Included in net income	56
Balance as of March 31, 2021	$329
Total unrealized net gains (losses) included in net income related to assets still held as of March 31, 2021	$—

Balance as of January 1, 2020	$397
Included in net income	(55)
Balance as of March 31, 2020	$342
Total unrealized net gains (losses) included in net income related to assets still held as of March 31, 2020	$—
(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing income (loss) in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2021
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	7.43% - 23.10%	15.00%	$329
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	3.81% - 4.79%	4.00%
		Default Rate	0.08% - 0.14%	0.13%

	December 31, 2020
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	14.05% - 29.77%	20.97%	$273
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	3.91% - 5.13%	4.12%
		Default Rate	0.08% - 0.14%	0.13%
(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 5, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at March 31, 2021.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain impaired loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral-related non-recurring fair value measurement adjustments have generally been classified as Level 3.

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At March 31, 2021 and December 31, 2020 there were no assets measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at March 31, 2021 or December 31, 2020.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At March 31, 2021 and December 31, 2020, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets:
Cash and due from banks	$22,674	$22,674	$22,674	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	1,868	1,868	—	1,868	—
Bank-owned life insurance	4,376	4,376	—	4,376	—
Loans, net	371,394	371,128	—	—	371,128
Accrued interest receivable	1,351	1,351	1,351	—	—
Financial Liabilities:
Deposits	$361,499	$361,693	$300,662	$61,031	$—
Advances from Federal Home Loan Bank	29,032	29,570	—	29,570	—
Advances from Federal Reserve Bank	9,438	9,441	—	9,441	—
Mortgagors’ tax escrow	2,045	2,045	—	2,045	—
December 31, 2020
Financial Assets:
Cash and due from banks	$5,996	$5,996	$5,996	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	1,796	1,796	—	1,796	—
Bank-owned life insurance	4,356	4,356	—	4,356	—
Loans, net	364,800	365,116	—	—	365,116
Accrued interest receivable	1,412	1,412	1,412	—	—
Financial Liabilities:
Deposits	$327,381	$327,696	$278,713	$48,983	$—
Advances from Federal Home Loan Bank	34,127	34,832	—	34,832	—
Advances from Federal Reserve Bank	18,195	18,199	—	18,199	—
Mortgagors’ tax escrow	1,420	1,420	—	1,420	—

14.	Subsequent Events

On April 13, 2021, the Company borrowed $5.0 million in 3-month fixed rate advances from the FHLB that will be renewed on a quarterly basis and remain outstanding until April 13, 2026. The renewal date will be on the 13th day of every January, April, July and October, and the interest rate on these quarterly advances is also expected to move closely with changes in the 3-month LIBOR. The Company’s hedging objective is to convert these floating interest payments to a fixed rate on the FHLB advances from July 13, 2021 until April 13, 2026. The Company will meet this objective using a 5-year interest rate swap with a notional amount of $5 million to pay interest at a fixed rate of 0.74% and receive interest at a variable rate equal to the 3-month LIBOR rate. Since the rate paid on the FHLB advances is expected to move closely with changes in the 3-month LIBOR, the Company anticipates that the changes in derivative cash flows will be effective in hedging the changes in FHLB debt cash flows.

From April 1, 2021 through May 3, 2021, the Company purchased an additional 4,614 shares of common stock pursuant to its repurchase plan at an average cost of $9.91 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2021 and consolidated results of operations for the three months ended March 31, 2021 and 2020 and should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report, and it should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 26, 2021 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

COVID-19 Pandemic

In March 2020, the outbreak of the COVID-19 pandemic was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

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

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. During the three months ended March 31, 2021 and the year ended December 31, 2020 the Bank originated 113 and 286 PPP loans, respectively, with aggregate outstanding principal balances of $11.9 million and $33.0 million, respectively. As of March 31, 2021 and December 31, 2020, total PPP loan principal balances of $23.0 million and $21.2 million, respectively, and were included in commercial and industrial loans (C+I).

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

Additionally, Section 4013 of the CARES Act that became law on March 27, 2020 further provided banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

(i)	to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii)	to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

The 2021 Consolidated Appropriations Act continued to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

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

As of March 31, 2021, temporary payment relief continued for 4 loans with aggregate outstanding principal balances of $3.2 million and consists of 1 commercial loan with an aggregate outstanding principal balance of $2.7 million and 3 residential loans with aggregate outstanding principal balances of $446,000. Under the applicable regulatory guidance, none of these loans were considered troubled debt restructurings as of March 31, 2021. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES and Consolidated Appropriations Acts; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2021 and beyond is highly uncertain.

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

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Comparison of Financial Condition at March 31, 2021 (unaudited) and December 31, 2020

Total Assets. Total assets were $464.8 million as of March 31, 2021, an increase of $21.7 million, or 4.9%, when compared to total assets of $443.1 million at December 31, 2020. The increase was due primarily to a $16.7 million increase in cash and due from banks and a $6.6 million increase in net loans, offset by a $1.9 million decrease in the available for sale securities portfolio.

Cash and Due From Banks. Cash and due from banks increased $16.7 million, or 278.2%, to $22.7 million at March 31, 2021 from $6.0 million at December 31, 2020. This increase primarily resulted from a $34.1 million increase in deposits, offset by net loan originations and principal payments of $4.0 million and a $13.9 million decrease in borrowings during the three months ended March 31, 2021.

Available-for-Sale Securities. Available-for-sale securities decreased by $1.9 million, or 3.3%, to $53.6 million at March 31, 2021 from $55.5 million at December 31, 2020. This decrease was primarily due to net sales of available-for-sale securities totaling $924,000 and a $993,000 decrease in net unrealized gains and losses within the portfolio during the three months ended March 31, 2021.

Net Loans. Net loans increased $6.6 million, or 1.8%, to $371.4 million at March 31, 2021 from $364.8 million at December 31, 2020. During the three months ended March 31, 2021, we originated $44.8 million of loans (including $8.7 million of PPP loans classified as commercial and industrial loans). We also purchased $2.4 million of one- to four-family residential mortgage loans collateralized by properties located in the greater Boston market during the three months ended March 31, 2021. Net deferred loan costs increased $231,000, or 32.8%, to $936,000 at March 31, 2021 from $705,000 at December 31, 2020 primarily due to deferred costs on one- to four-family residential mortgage loans offset by fees received from the SBA for processing PPP loans.

One- to four-family residential mortgage loans decreased $3.9 million, or 1.8%, to $209.8 million at March 31, 2021 from $213.7 million at December 31, 2020. Multi-family loans decreased $654,000, or 9.9%, to $6.0 million at March 31, 2021 from $6.6 million at December 31, 2020. Acquisition, development and land loans increased $8.5 million, or 36.9%, to $31.7 million at March 31, 2021 from $23.1 million at December 31, 2020. Home equity loans and lines of credit decreased $1.2 million, or 12.4%, to $8.4 million at March 31, 2021 from $9.6 million at December 31, 2020. Consumer loans decreased $161,000, or 5.5%, to $2.8 million at March 31, 2021 from $2.9 million at December 31, 2020. Commercial real estate mortgage loans increased $6.8 million, or 10.3%, to $73.0 million at March 31, 2021 from $66.2 million at December 31, 2020. Commercial and industrial loans decreased $3.0 million, or 6.7%, to $42.3 million at March 31, 2021 from $45.3 million at December 31, 2020.

Our strategy to grow the balance sheet continues to be through originations of one- to four-family residential mortgage loans, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year fixed rate residential mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our allowance for loan losses increased $62,000 to $3.4 million at March 31, 2021 from $3.3 million at December 31, 2020. The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the measurement date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding the COVID-19 pandemic, the Company continued to maintain relevant adjustments made in prior periods to its qualitative factors in the measurement of its allowance for loan losses at March 31, 2021 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. As of March 31, 2021, our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

Deposits increased $34.1 million, or 10.4%, to $361.5 million at March 31, 2021 from $327.4 million at December 31, 2020 primarily as a result of an increase in NOW and demand deposits and time deposits. Core deposits (defined as deposits other than time deposits) increased $21.9 million, or 7.9%, to $300.7 million at March 31, 2021 from $278.7 million at December 31, 2020. The increase was due to an increase of $10.5 million in commercial deposits and an $11.4 million increase in retail deposits. As of March 31, 2021 savings deposits increased $4.4 million, money market deposits increased $4.3 million, NOW and demand deposit accounts increased $13.2 million and time deposits increased $12.2 million. There were $15.0 million and $-0- of brokered deposits included in time deposits at March 31, 2021 and December 31, 2020, respectively.

Borrowings. Total borrowings decreased $13.9 million, or 26.5%, to $38.5 million at March 31, 2021 from $52.3 million at December 31, 2020. Advances from the FHLB decreased $5.1 million, or 14.9%, to $29.0 million at March 31, 2021 from $34.1 million at December 31, 2020. Advances from the FRB decreased $8.8 million, or 48.1%, to $9.4 million at March 31, 2021 from $18.2 million at December 31, 2020. The decrease in total borrowings is due to the maturity of short-term FHLB advances and the repayment of advances from the FRB under the PPPLF program.

Total Stockholders’ Equity. Total stockholders’ equity increased $155,000, or 0.3%, to $59.0 million at March 31, 2021 from $58.9 million at December 31, 2020. This increase was due primarily to net income of $908,000, offset by the repurchase of $232,000 of the Company’s common stock at cost and an other comprehensive loss of $548,000 related to net changes in the fair value of available-for-sale securities and interest rate swap contracts for the three months ended March 31, 2021.

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

Nonperforming loans were $62,000 and $884,000, or 0.02% and 0.24% of total loans, at March 31, 2021 and December 31, 2020, respectively.  At March 31, 2021 and December 31, 2020, we had no troubled debt restructurings or foreclosed assets. At December 31, 2020, nonperforming loans consisted primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $822,000 and was secured by all business assets and personal real estate holdings of the guarantors. The SBA guaranteed 75% of this loan balance. Although this loan was performing according to its original terms at December 31, 2020, it was considered nonperforming due to the financial condition and prospects of the borrower. This loan was repaid during the three months ended March 31, 2021 with proceeds from the sale of certain personal real estate holdings of the guarantors.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

Net Income. Net income was $908,000 for the three months ended March 31, 2021, compared to net income of $257,000 for the three months ended March 31, 2020, an increase of $651,000, or 253.3%. The increase was due primarily to an increase in net interest and dividend income after provision for loan losses of $584,000, an increase in noninterest income of $210,000 and a decrease in noninterest expenses of $90,000, offset by an increase in income tax expense of $233,000 during the three months ended March 31, 2021.

Interest and Dividend Income. Interest and dividend income increased $4,000, or 0.1%, to $3.9 million for the three months ended March 31, 2021 and 2020. This increase was due to a $59,000, or 1.6%, increase in interest and fees on loans, offset by a $55,000 decrease in interest and dividend income on investments, or 17.2%, to $264,000 for the three months ended March 31, 2021 from $319,000 for the three months ended March 31, 2020. Interest and fees on loans for the three months ended March 31, 2021 and 2020 included $420,000 and $-0- of interest and fees earned on PPP loans, respectively. The weighted average annualized yield for the loan portfolio decreased 20 basis points, or 4.8%, to 3.98% for the three months ended March 31, 2021 from 4.18% for the three months ended March 31, 2020 primarily as a result of a decrease in market interest rates and an increase in the average balance of low-yield PPP loans. The weighted average annualized yield for the investment portfolio decreased to 1.89% for the three months ended March 31, 2021 from 2.59% for the three months ended March 31, 2020 due primarily to the reinvestment of proceeds from sales and maturities into lower yielding investments as a result of a decrease in market interest rates.

Average interest-earning assets increased $50.8 million, to $445.7 million for the three months ended March 31, 2021 from $394.9 million for the three months ended March 31, 2020. The annualized yield on interest earning-assets decreased 45 basis points to 3.53% for the three months ended March 31, 2021 from 3.98% for the three months ended March 31, 2020 primarily as a result of a decrease in market interest rates and an increase in the average balance of low-yield PPP loans.

Interest Expense. Total interest expense decreased $525,000, or 66.5%, to $265,000 for the three months ended March 31, 2021 from $790,000 for the three months ended March 31, 2020. Interest expense on deposits decreased $335,000, or 65.2%, to $179,000 for the three months ended March 31, 2021 from $514,000 for the three months ended March 31, 2020 due to a decrease in deposit rates partially offset by an increase in interest-bearing deposit balances. The average balance of interest-bearing deposits increased $45.4 million, or 19.2%, to $282.4 million for the three months ended March 31, 2021 from $236.9 million for the three months ended March 31, 2020 primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds. The weighted average annualized rate of interest-bearing deposits decreased to 0.25% for the three months ended March 31, 2021 from 0.87% for the three months ended March 31, 2020 primarily due to a decrease in market interest rates.

Interest expense on borrowings consists of interest on advances from the FHLB and the FRB. Interest expense on borrowings decreased $190,000, or 68.8%, to $86,000 for the three months ended March 31, 2021 from $276,000 for the three months ended March 31, 2020 primarily due to the retirement of $18 million of long-term borrowings from the FHLB in advance of their scheduled maturities during 2020, a decrease in market interest rates and low interest-bearing PPPLF advances. The interest rates on the retired borrowings were well above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. The rate paid on PPPLF advances is 35 basis points. The average balance of borrowings decreased $21.9 million, or 33.1%, to $44.3 million for the three months ended March 31, 2021 from $66.2 million for the three months ended March 31, 2020. The weighted average annualized rate paid on borrowings decreased to 0.78% for the three months ended March 31, 2021 from 1.67% for the three months ended March 31, 2020 primarily due to a decrease in market interest rates and low interest-bearing PPPLF advances.

Net Interest and Dividend Income. Net interest and dividend income increased $529,000, or 16.9%, to $3.7 million for the three months ended March 31, 2021 from $3.1 million for the three months ended March 31, 2020. This increase was due to a $50.8 million, or 12.9%, increase in the balance of interest-earning assets offset by a $23.7 million, or 7.8%, increase in average interest-bearing liabilities during the three months ended March 31, 2021. Annualized net interest margin increased to 3.29% for the three months ended March 31, 2021 from 3.18% for the three months ended March 31, 2020.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a $60,000 provision for loan losses was recorded for the three months ended March 31, 2021 compared to $115,000 for the three months ended March 31, 2020. The provision for loan losses for the three months ended March 31, 2021 was based primarily on adjustments to our qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $210,000, or 47.8%, to $649,000 for the three months ended March 31, 2021 compared to $439,000 for the three months ended March 31, 2020. The increase in non-interest income during the three months ended March 31, 2021 was due primarily to a $89,000 increase in securities gains and a $108,000 increase in loan servicing income (loss), reflecting an increase in the fair value of our mortgage servicing intangible asset during the three months ended March 31, 2021 .

Non-Interest Expense. Non-interest expense decreased $90,000, or 2.8%, to $3.1 million for the three months ended March 31, 2021 from $3.2 million for the three months ended March 31, 2020. The decrease to non-interest expense was primarily due to decreased salaries and employee benefits of $124,000, or 6.2%, decreased marketing expenses of $31,000, or 34.1%, offset by a $52,000, or 19.5%, increase in data processing expenses. The decrease in salaries and benefits during the three months ended March 31, 2021 was due to the elimination of certain positions and early retirements offset by normal salary increases.

Income Taxes. Income tax expense of $256,000 was recorded for the three months ended March 31, 2021 compared to $23,000 for the three months ended March 31, 2020. The effective tax rate was 22.0% and 8.2% for the three months ended March 31, 2021 and 2020, respectively. The increase in income tax expense was due primarily to the increase in income before income tax expense. Income before income tax expense increased $884,000, or 315.7%, to $1.2 million for the three months ended March 31, 2021 from $280,000 for the three months ended March 31, 2020. The increase in the effective tax rate for the three months ended March 31, 2021 as compared to the prior period was primarily due to a lack of a state net operating loss carryforward in the current period versus the prior period.

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

	For the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$368,845	$3,668	3.98%	$345,416	$3,609	4.18%
Securities	52,031	246	1.89%	38,467	249	2.59%
Other	24,776	18	0.29%	11,009	70	2.54%
Total interest-earning assets	445,652	3,932	3.53%	394,892	3,928	3.98%
Non-interest-earning assets	11,506			11,909
Total assets	$457,158			$406,801
Interest-bearing liabilities:
NOW and demand deposits	$100,315	$35	0.14%	$71,817	$43	0.24%
Money market deposits	71,625	28	0.16%	64,370	186	1.16%
Savings accounts	51,019	8	0.06%	40,108	6	0.06%
Certificates of deposit	59,392	108	0.73%	60,612	279	1.84%
Total interest-bearing deposits	282,351	179	0.25%	236,907	514	0.87%
Borrowings	44,298	86	0.78%	66,214	276	1.67%
Other	1,590	—	—	1,434	—	—
Total interest-bearing liabilities	328,239	265	0.32%	304,555	790	1.04%
Non-interest-bearing deposits	66,179			40,961
Other noninterest-bearing liabilities	3,735			3,588
Total liabilities	398,153			349,104
Total equity	59,005			57,697
Total liabilities and equity	$457,158			$406,801
Net interest income		$3,667			$3,138
Net interest rate spread (1)			3.21%			2.94%
Net interest-earning assets (2)	$117,413			$90,337
Net interest margin (3)			3.29%			3.18%
Average interest-earning assets to interest-bearing liabilities	135.77%			129.66%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$238	$(179)	$59
Securities	74	(77)	(3)
Other	42	(94)	(52)
Total interest-earning assets	354	(350)	4
Interest-bearing liabilities:
Savings, NOW and money market accounts	14	(22)	(8)
Money market Deposits	19	(177)	(158)
Retail and commercial savings deposits	2	—	2
Certificates of deposit	(6)	(165)	(171)
Total interest-bearing deposits	29	(364)	(335)
Borrowings	(73)	(117)	(190)
Total interest-bearing liabilities	(44)	(481)	(525)
Change in net interest income	$398	$131	$529

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At March 31, 2021 and December 31, 2020, we had $29.0 million and $34.1 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $103.2 million and $112.6 million, respectively. At March 31, 2021 and December 31, 2020, we also had $9.4 million and $18.2 million of PPPLF advances secured by pledges of PPP loans from the FRB, respectively. Additionally, at March 31, 2021 and December 31, 2020, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At March 31, 2021 and December 31, 2020, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.6 million and ($72,000) for the three months ended March 31, 2021 and 2020, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations, net of principal collections, and the purchase of securities available for sale, offset by proceeds from the sale and maturity of securities available for sale, was $5.6 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and Federal Home Loan Bank and Federal Reserve Bank advances, was $20.7 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. COVID-19 has adversely impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered certificates of deposit as needed, to fund loan growth.

The net proceeds from the 2019 stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity for the three months ended March 31, 2021 and 2020 was adversely affected.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2021, the Company (on an unconsolidated basis) had liquid assets of $9.9 million. On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. See Note 11 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. As of March 31, 2021, the had Company had repurchased 49,733 shares of its common stock at a weighted average share price of $9.35 per share.

At March 31, 2021, the Company exceeded all its regulatory capital requirements. See Note 10 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change our category.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of March 31, 2021.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$47,459	$(6,535)	(12.1)%	11.7%	$13
300 bp	49,995	(3,999)	(7.4)	11.9	34
200 bp	52,355	(1,639)	(3.0)	12.0	47
100 bp	54,497	503	0.9	12.0	51
0	53,994	—	—	11.5	—
(100) bp	44,913	(9,081)	(16.8)	9.4	(210)

The NPV ratio in the -100 bp change in interest rates scenario was -16.8% at March 31, 2021 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV ratio resulting in a mathematical aberration.

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

Economic Value of Equity. Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of March 31, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.0% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 16.8% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

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

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and

Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2021, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as First Seacoast Bancorp is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

January 1, 2021 - January 31, 2021	5,594	$8.95	5,594	105,809
February 1, 2021 - February 28, 2021	3,029	9.01	3,029	102,780
March 1, 2021 - March 31, 2021	15,634	9.87	15,634	87,146
Total	24,257		24,257

There were no sales of unregistered securities during the three months ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: May 14, 2021	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: May 14, 2021	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer