Form 10-Q
period 2021-06-30
First Seacoast Bancorp
filed 2021-08-13
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

6,013,256 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of August 2, 2021, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$21,132	$5,996
Interest bearing time deposits with other banks	2,488	2,488
Securities available-for-sale, at fair value	67,153	55,470
Federal Home Loan Bank stock	2,022	1,796
Loans	376,459	368,142
Less allowance for loan losses	(3,466)	(3,342)
Net loans	372,993	364,800
Land, building and equipment, net	4,828	5,078
Bank-owned life insurance	4,396	4,356
Accrued interest receivable	1,333	1,412
Other assets	1,889	1,666
Total assets	$478,234	$443,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$74,631	$64,571
Interest bearing deposits	295,740	262,810
Total deposits	370,371	327,381
Advances from Federal Home Loan Bank	39,032	34,127
Advances from Federal Reserve Bank	4,239	18,195
Mortgagors’ tax escrow	799	1,420
Deferred compensation liability	1,641	1,667
Other liabilities	2,202	1,411
Total liabilities	418,284	384,201
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 6,083,500 shares issued and 6,016,022 shares outstanding as of June 30, 2021 and 6,083,500 shares issued and 6,058,024 outstanding as of December 31, 2020, respectively	60	61
Additional paid-in capital	25,603	25,606
Equity capital	35,933	34,192
Accumulated other comprehensive income	1,076	1,381
Treasury stock, at cost: 67,478 and 25,476 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	(636)	(233)
Unearned compensation - ESOP: 208,663 and 214,625 shares unallocated at June 30, 2021 and December 31, 2020, respectively	(2,086)	(2,146)
Total stockholders' equity	59,950	58,861
Total liabilities and stockholders' equity	$478,234	$443,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$3,557	$3,606	$7,225	$7,215
Interest on debt securities:
Taxable	100	64	142	151
Non-taxable	222	224	444	414
Total interest on debt securities	322	288	586	565
Dividends	2	36	2	78
Total interest and dividend income	3,881	3,930	7,813	7,858
Interest expense:
Interest on deposits	149	420	328	934
Interest on borrowings	98	239	184	515
Total interest expense	247	659	512	1,449
Net interest and dividend income	3,634	3,271	7,301	6,409
Provision for loan losses	25	160	85	275
Net interest and dividend income after provision for loan losses	3,609	3,111	7,216	6,134
Noninterest income:
Customer service fees	256	225	489	457
Gain on sale of loans	48	166	88	218
Securities gains, net	332	169	535	283
Income from bank-owned life insurance	20	21	40	25
Loan servicing income (loss)	1	18	84	(7)
Investment services fees	63	52	118	99
Other income	10	10	25	25
Total noninterest income	730	661	1,379	1,100
Noninterest expense:
Salaries and employee benefits	1,885	1,962	3,751	3,952
Director compensation	66	67	128	125
Occupancy expense	170	171	337	324
Equipment expense	140	146	281	290
Marketing	141	67	201	158
Data processing	352	292	671	559
Deposit insurance fees	29	17	59	47
Professional fees and assessments	276	224	481	420
Debit card fees	49	67	91	116
Employee travel and education expenses	27	22	43	54
Other expense	198	183	382	355
Total noninterest expense	3,333	3,218	6,425	6,400
Income before income tax expense	1,006	554	2,170	834
Income tax expense	173	23	429	46
Net income	$833	$531	$1,741	$788

Earnings per share:
Basic	$0.14	$0.09	$0.30	$0.13
Diluted	$0.14	$0.09	$0.30	$0.13

Weighted Average Shares:
Basic	5,817,624	5,862,913	5,827,589	5,861,423
Diluted	5,817,624	5,862,913	5,827,589	5,861,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$833	$531	$1,741	$788
Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on available-for- sale securities:
Unrealized holding gains (losses) on securities available-for-sale arising during the period net of income taxes of $145, $163, $(107) and $257, respectively	391	436	(287)	688
Reclassification adjustment for (gains) and losses and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $43, $18, $59 and $36, respectively	(112)	(49)	(158)	(96)
Total unrealized gains (losses) on securities	279	387	(445)	592
Derivatives:
Change in interest rate swaps net of income taxes of $(17), $(45), $47 and $(45), respectively	(45)	(119)	127	(119)
Reclassification adjustment for net interest expense on swaps included in net income net of income taxes of $4, $-0-, $5 and $-0-, respectively	9	—	13	—
Total change in interest rate swaps	(36)	(119)	140	(119)
Other comprehensive income (loss)	243	268	(305)	473
Comprehensive income	$1,076	$799	$1,436	$1,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation - ESOP	Total Stockholders' Equity
Balance March 31, 2021	6,033,767	$60	$25,604	$35,100	$833	$(465)	$(2,116)	$59,016
Net income	—	—	—	833	—	—	—	833
Other comprehensive income	—	—	—	—	243	—	—	243
Treasury stock activity	(17,745)	—	—	—	—	(171)	—	(171)
ESOP shares earned - 2,981 shares	—	—	(1)	—	—	—	30	29
Balance June 30, 2021	6,016,022	$60	$25,603	$35,933	$1,076	$(636)	$(2,086)	$59,950

Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861
Net income	—	—	—	1,741	—	—	—	1,741
Other comprehensive loss	—	—	—	—	(305)	—	—	(305)
Treasury stock activity	(42,002)	(1)	—	—	—	(403)	—	(404)
ESOP shares earned - 5,962 shares	—	—	(3)	—	—	—	60	57
Balance June 30, 2021	6,016,022	$60	$25,603	$35,933	$1,076	$(636)	$(2,086)	$59,950

Balance March 31, 2020	6,083,500	$61	$25,633	$33,370	$726	$—	$(2,236)	$57,554
Net income	—	—	—	531	—	—	—	531
Other comprehensive income	—	—	—	—	268	—	—	268
ESOP shares earned - 2,981 shares	—	—	(11)	—	—	—	30	19
Balance June 30, 2020	6,083,500	$61	$25,622	$33,901	$994	$—	$(2,206)	$58,372

Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$—	$(2,265)	$57,066
Net income	—	—	—	788	—	—	—	788
Other comprehensive income	—	—	—	—	473	—	—	473
ESOP shares earned - 5,962 shares	—	—	(14)	—	—	—	59	45
Balance June 30, 2020	6,083,500	$61	$25,622	$33,901	$994	$—	$(2,206)	$58,372

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,741	$788
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	57	45
Depreciation	281	290
Net amortization of bond premium	318	151
Provision for loan losses	85	275
Gain on sale of loans	(88)	(218)
Securities (gains), net	(535)	(283)
Proceeds from loans sold	3,000	9,037
Origination of loans sold	(2,912)	(8,819)
Increase in bank-owned life insurance	(40)	(25)
(Increase) decrease in deferred loan costs	(368)	1,089
Deferred tax expense (benefit)	108	(306)
Decrease (increase) in accrued interest receivable	79	(125)
(Increase) decrease in other assets	(218)	261
Decrease in deferred compensation liability	(26)	(17)
Increase in other liabilities	983	571
Net cash provided by operating activities	2,465	2,714
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments from securities available-for-sale	18,443	19,421
Purchase of securities available-for-sale	(30,520)	(17,914)
Purchase of property and equipment	(31)	(262)
Loan purchases	(8,506)	(9,901)
Loan originations and principal collections, net	557	(27,840)
Recoveries of loans previously charged off	39	21
Net (purchase) redemption of Federal Home Loan Bank stock	(226)	195
Proceeds from sales of interest bearing time deposits with other banks	—	247
Net cash used by investing activities	(20,244)	(36,033)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	33,366	51,979
Net increase (decrease) in certificates of deposit	9,624	(2,970)
(Decrease) increase in mortgagors’ escrow accounts	(621)	120
Treasury stock purchases	(403)	—
Proceeds from short-term FHLB advances	15,000	5,000
Proceeds from long-term FHLB advances	5,000	20,000
Payments on short-term FHLB advances	(15,095)	(29,907)
Payments on long-term FHLB advances	—	(10,000)
Proceeds from short-term FRB advances	—	25,713
Payments on short-term FRB advances	(13,956)	—
Net cash provided by financing activities	32,915	59,935
Net change in cash and cash equivalents	15,136	26,616
Cash and cash equivalents at beginning of period	5,996	4,009
Cash and cash equivalents at end of period	$21,132	$30,625
Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$531	$1,435
Cash paid for income taxes	162	59
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(611)	812
Deferred taxes	166	(220)
Other comprehensive (loss) income	(445)	592
Effect of change in fair value of interest rate swaps:
Interest rate swaps	192	(164)
Deferred taxes	(52)	45
Other comprehensive (loss) income	140	(119)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of First Seacoast Bancorp (the “Company”), its wholly-owned subsidiary, First Seacoast Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X.  Accordingly, these interim financial statements do not include all the information or footnotes required by U.S. GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2021.

Corporate Structure

The Company is the federally-chartered holding company for the Bank (formerly named Federal Savings Bank). Effective July 16, 2019, pursuant to a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan, the Bank reorganized into the mutual holding company structure and the Company completed a concurrent stock offering.

The Bank offers a full range of banking and wealth management services to its customers. The Bank focuses on four core services that center around customer needs. The core services include residential lending, commercial banking, personal banking and wealth management. The Bank offers a full range of commercial and consumer banking services through its network of five full-service branch locations. Investment management services are offered at the Company’s full-service wealth management office in Dover, New Hampshire. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the accompanying balance sheets. Assets under management totaled approximately $65.6 million and $58.4 million at June 30, 2021 and December 31, 2020, respectively.

The Bank is engaged principally in the business of attracting deposits from the public and investing those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit and Insurance Corporation (“FDIC”) for the maximum amount permitted by law.

Banking services, the Company’s only reportable operating segment, is managed as a single strategic unit.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of June 30, 2021, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for the Company); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In August 2017, the FASB issued Accounting Standards Update (ASU) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in ASU 2017-12 apply to any entity that elects to apply hedge accounting in accordance with U.S. GAAP. The main changes introduced by ASU 2017-12 eliminate the requirement to separately measure and report hedge ineffectiveness and requires companies to present all of the elements of hedge accounting that affect earnings in the same income statement line as the hedged item. The standard also permits hedge accounting for strategies for which hedge accounting was not historically permitted and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The adoption of this ASU on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842):  Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards.  The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective dates for ASU 2016-02, “Leases (Topic 842)” is deferred to fiscal years beginning after December 15, 2021.

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

At June 30, 2021 and December 31, 2020, cash and due from banks totaled $21.1 million and $6.0 million, respectively. The Company pledged cash collateral to derivative counterparties totaling $525,000 at June 30, 2021 and December 31, 2020. See Note 12 for a discussion of the Company’s derivative and hedging activities.
3.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$4,514	$9	$(45)	$4,478
U.S. Government agency small business administration pools guaranteed by SBA	2,193	61	—	2,254
Collateralized mortgage obligations issued by the FHLMC and FNMA	2,130	5	(11)	2,124
Residential mortgage backed securities	17,776	43	(180)	17,639
Municipal bonds	39,120	1,566	(28)	40,658
	$65,733	$1,684	$(264)	$67,153

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$997	$—	$(24)	$973
U.S. Government agency small business administration pools guaranteed by SBA	2,399	71	—	2,470
Collateralized mortgage obligations issued by the FHLMC	938	11	—	949
Residential mortgage backed securities	5,100	49	(13)	5,136
Municipal bonds	44,005	1,944	(7)	45,942
	$53,439	$2,075	$(44)	$55,470

The amortized cost and fair values of available-for-sale securities at June 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2021
Due after one year through five years	$—	$—
Due after five years through ten years	5,479	5,497
Due after ten years	38,155	39,639
Total U.S. Government-sponsored enterprises obligations and municipal bonds	43,634	45,136
U.S. Government agency small business pools guaranteed by SBA	2,193	2,254
Collateralized mortgage obligations issued by the FHLMC and FNMA	2,130	2,124
Residential mortgage backed securities	17,776	17,639
Total	$65,733	$67,153

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2021
U.S. Government sponsored enterprises obligations	3	$1,634	$(45)	—	$—	$—	$1,634	$(45)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC and FNMA	2	1,382	(11)	—	—	—	1,382	(11)
Residential mortgage backed securities	13	13,463	(180)	—	—	—	13,463	(180)
Municipal bonds	5	4,298	(28)	—	—	—	4,298	(28)
	23	$20,777	$(264)	—	$—	$—	$20,777	$(264)
December 31, 2020
U.S. Government sponsored enterprises obligations	2	$973	$(24)	—	$—	$—	$973	$(24)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	1	3,102	(13)	—	—	—	3,102	(13)
Municipal bonds	4	2,381	(7)	—	—	—	2,381	(7)
	7	$6,456	$(44)	—	$—	$—	$6,456	$(44)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of June 30, 2021 or December 31, 2020.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Proceeds from sales, maturities, and principal payments received on securities available-for-sale	$8,697	$3,690	$18,443	$19,421
Gross realized gains	385	169	588	287
Gross realized losses	(53)	—	(53)	(4)
Net realized gains	$332	$169	$535	$283

As of June 30, 2021 and December 31, 2020, there were no holdings that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s available-for-sale securities.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported, and in March 2020, the COVID-19 outbreak was declared a pandemic. On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP loans”). The PPP, a nearly $350 billion program, was designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief provisions contained in the CARES act to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation also included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. The Consolidated Appropriations Act also continued to suspend the requirements under U.S. GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring (“TDR”) and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Bank originated 134 and 286 PPP loans, respectively, with aggregate outstanding principal balances of $13.1 million and $33.0 million, respectively. As of June 30, 2021 and December 31, 2020, total PPP loan principal balances were $16.0 million and $21.2 million, respectively, and were included in commercial and industrial loans (C+I).

Loans consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial real estate (CRE)	$68,143	$66,166
Multifamily (MF)	9,833	6,619
Commercial and industrial (C+I)	37,853	45,262
Acquisition, development, and land (ADL)	23,516	23,145
1-4 family residential (RES)	225,372	213,718
Home equity line of credit (HELOC)	7,939	9,583
Consumer (CON)	2,730	2,944
Total loans	375,386	367,437
Net deferred loan costs	1,073	705
Allowance for loan losses	(3,466)	(3,342)
Total loans, net	$372,993	$364,800

Changes in the allowance for loan losses (“ALL”) for the three and six months ended June 30, 2021 and 2020, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, March 31, 2021	$913	$39	$206	$296	$1,559	$67	$50	$274	$3,404
Provision for loan losses	(121)	52	(24)	(105)	191	11	1	20	25
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	36	—	—	—	1	—	37
Balance, June 30, 2021	792	91	218	191	1,750	78	52	294	3,466

Balance March 31, 2020	796	48	287	135	1,643	79	20	1	3,009
Provision for loan losses	(56)	4	(11)	88	47	(21)	27	82	160
Charge-offs	—	—	—	—	—	—	(18)	—	(18)
Recoveries	—	—	2	—	—	—	—	—	2
Balance, June 30, 2020	740	52	278	223	1,690	58	29	83	3,153

Balance, December 31, 2020	753	60	267	174	1,656	78	52	302	3,342
Provision for loan losses	39	31	(86)	17	94	—	(2)	(8)	85
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	37	—	—	—	2	—	39
Balance, June 30, 2021	792	91	218	191	1,750	78	52	294	3,466

Balance, December 31, 2019	781	23	350	145	1,503	52	18	3	2,875
Provision for loan losses	(60)	29	(74)	78	187	6	29	80	275
Charge-offs	—	—	—	—	—	—	(18)	—	(18)
Recoveries	19	—	2	—	—	—	—	—	21
Balance, June 30, 2020	$740	$52	$278	$223	$1,690	$58	$29	$83	$3,153

As of June 30, 2021 and December 31, 2020, information about loans and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
June 30, 2021 Loan Balances
Individually evaluated for impairment	$111	$—	$33	$—	$—	$—	$—	$—	$144
Collectively evaluated for impairment	68,032	9,833	37,820	23,516	225,372	7,939	2,730	—	375,242
Total	$68,143	$9,833	$37,853	$23,516	$225,372	$7,939	$2,730	$—	$375,386
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	792	91	218	191	1,750	78	52	294	3,466
Total	$792	$91	$218	$191	$1,750	$78	$52	$294	$3,466
December 31, 2020 Loan Balances
Individually evaluated for impairment	$117	$—	$822	$—	$62	$—	$—	$—	$1,001
Collectively evaluated for impairment	66,049	6,619	44,440	23,145	213,656	9,583	2,944	—	366,436
Total	$66,166	$6,619	$45,262	$23,145	$213,718	$9,583	$2,944	$—	$367,437
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	753	60	267	174	1,656	78	52	302	3,342
Total	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342

The following is an aging analysis of past due loans by portfolio segment as of June 30, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$68,143	$68,143	$—
MF	—	—	—	—	9,833	9,833	—
C+I	—	—	—	—	37,853	37,853	—
ADL	—	—	—	—	23,516	23,516	—
RES	158	—	—	158	225,214	225,372	—
HELOC	254	—	—	254	7,685	7,939	—
CON	—	—	—	—	2,730	2,730	—
	$412	$—	$—	$412	$374,974	$375,386	$—

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$66,166	$66,166	$—
MF	—	—	—	—	6,619	6,619	—
C+I	—	—	822	822	44,440	45,262	822
ADL	—	—	—	—	23,145	23,145	—
RES	42	—	62	104	213,614	213,718	62
HELOC	143	—	—	143	9,440	9,583	—
CON	—	—	—	—	2,944	2,944	—
	$185	$—	$884	$1,069	$366,368	$367,437	$884

There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2021 or December 31, 2020.

The following table provides information on impaired loans as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2021
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—		—
ADL	—	—	—	—	—
RES	—	—	—	31	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$—	$—	$—	$31	$3
December 31, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	822	938	—	909	—
ADL	—	—	—	—	—
RES	62	62	—	64	5
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$884	$1,000	$—	$973	$5

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

The following presents the internal risk rating of loans by portfolio segment as of June 30, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$65,283	$2,749	$111	$68,143
MF	9,833	—	—	9,833
C+I	37,037	783	33	37,853
ADL	23,516	—	—	23,516
RES	225,372	—	—	225,372
HELOC	7,939	—	—	7,939
CON	2,730	—	—	2,730
Total	$371,710	$3,532	$144	$375,386

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$63,191	$2,858	$117	$66,166
MF	6,619	—	—	6,619
C+I	41,021	4,083	158	45,262
ADL	23,145	—	—	23,145
RES	213,656	—	62	213,718
HELOC	9,583	—	—	9,583
CON	2,944	—	—	2,944
Total	$360,159	$6,941	$337	$367,437

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

Additionally, Section 4013 of the CARES Act, that became law on March 27, 2020, further provides banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates (extended to January 1, 2022 by the 2021 Consolidated Appropriations Act):

(i)	to suspend the requirements under U.S. GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
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

As of June 30, 2021, temporary payment relief continued for 2 RES loans with aggregate outstanding principal balances of $323,000. Under the applicable regulatory guidance, none of these loans were considered troubled debt restructurings as of June 30, 2021.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at June 30, 2021 and December 31, 2020 were $5.1 million and $5.3 million, respectively.
5.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $42.5 million and $45.8 million at June 30, 2021 and December 31, 2020, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing income (loss) in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income (loss), including late and ancillary fees, was $1,000 and $18,000 for the three months ended June 30, 2021 and 2020, respectively, and $84,000 and ($7,000) for the six months ended June 30, 2021 and 2020, respectively. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Balance, March 31,	$329	$342
Additions	17	46
Payoffs	(18)	(31)
Change in fair value due to change in assumptions	(25)	(28)
Balance, June 30,	303	329

Balance, January 1,	273	397
Additions	30	89
Payoffs	(32)	(57)
Change in fair value due to change in assumptions	32	(100)
Balance, June 30,	$303	$329

6.	Deposits

Deposits consisted of the following at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
NOW and demand deposits	$184,236	$161,336
Money market deposits	75,067	69,320
Savings deposits	52,776	48,057
Time deposits of $250,000 and greater	7,601	10,119
Time deposits less than $250,000	50,691	38,549
	$370,371	$327,381

At June 30, 2021, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
2021	$36,959
2022	15,123
2023	2,651
2024	776
2025	1,642
2026	1,141
$58,292

There were $15.0 million and $-0- of brokered deposits included in time deposits at June 30, 2021 and December 31, 2020, respectively.

7.	Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	June 30, 2021
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$10,000	2021	0.31% – fixed
2,262	2022	0.00% – fixed
5,000	2023	0.45% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$39,032

	December 31, 2020
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$10,095	2021	0.39% (fixed) to 0.42% (variable)
2,262	2022	0.00% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$34,127

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $102.9 million and $112.6 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Included in the above advances at June 30, 2021 and December 31, 2020 is a $10.0 million long-term advance, with an interest rate of 1.39%, which is callable by the FHLB on September 7, 2021 and quarterly thereafter, and a $10.0 million long-term advance, with an interest rate of 1.35%, which is callable by the FHLB on August 10, 2021 and quarterly thereafter. As of June 30, 2021 and December 31, 2020, borrowings include $4.0 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

During the quarter ended June 30, 2021, the Bank entered into two $5.0 million forward starting advances with the FHLB, at a rate of 0.44% beginning November 15, 2021 and December 20, 2021 with maturity dates of May 15, 2023 and March 20, 2023, respectively.

At June 30, 2021, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at June 30, 2021.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established a Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allows the Bank to request advances from the FRB. Under the PPPLF, advances must be secured by pledges of PPP Loans. The interest rate applicable to any advance made under the PPPLF is 35 basis points. As of June 30, 2021, $4.2 million of PPPLF advances are outstanding and collateralized by 18 PPP loans. As of December 31, 2020, $18.2 million of PPPLF advances were outstanding and collateralized by 110 PPP loans. Maturities of PPPLF advances are tied to the maturity of the underlying PPP loan and will be accelerated if the PPP loan is sold or forgiven.
8.	Employee Benefits

Employee Stock Ownership Plan

The Company established the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the Company the opportunity to own Company common stock.  The ESOP is a tax-qualified retirement plan for the benefit of Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits.  The number of shares committed to be released per year through 2038 is 11,924.

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038.  At June 30, 2021 and December 31, 2020, the remaining principal balance on the ESOP debt was $2.2 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan.  Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2021 and 2020 was $29,000 and $19,000, respectively, and $57,000 and $$45,000 for the six months ended June 30, 2021 and 2020, respectively.

	June 30, 2021	December 31, 2020
Shares held by the ESOP include the following:
Allocated	23,848	11,924
Committed to be allocated	5,962	11,924
Unallocated	208,663	214,625
Total	238,473	238,473

The fair value of unallocated shares was approximately $2.0 and $1.9 million at June 30, 2021 and December 31, 2020, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended June 30, 2021 and 2020 were $41,000 and $44,000, respectively, and $91,000 and $94,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2020, no funding improvement plan or rehabilitation plan has been implemented or is pending as of June 30, 2021.

Total pension plan expense for the three months ended June 30, 2021 and 2020 was $90,000 and $180,000 and $189,000 for the six months ended June 30, 2021 and 2020, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income. The Company did not pay a surcharge to the Pentegra DB Plan during the three or six months ended June 30, 2021.

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

Equity Incentive Plan

Effective May 27, 2021, the Company adopted the First Seacoast Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of incentive and non-statutory stock options to purchase shares of common stock or the granting of shares of restricted stock awards and restricted stock units.

The 2021 Plan authorizes the issuance or delivery to participants of up to 417,327 shares of common stock. Of this number, the maximum number of shares of common stock that may be issued pursuant to the exercise of stock options is 298,091 shares, and the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 119,236 shares.

The exercise price of stock options may not be less than the fair market value on the date the stock option is granted. Further, stock options may not be granted with a term that is longer than 10 years.

As of June 30, 2021, no awards have been made under the 2021 Plan.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2021 and December 31, 2020 relating to this supplemental retirement plan was $623,000 and $607,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $20,000 and $23,000 for the three months ended June 30, 2021 and 2020, respectively, and $41,000 and $50,000 for the six months ended June 30, 2021 and 2020, respectively.

Executive Supplemental Retirement Plan

The recorded liability at June 30, 2021 and December 31, 2020 relating to the supplemental retirement plan for the Bank’s former President was $85,000 and $132,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2021 and December 31, 2020.  The expense of this salary retirement plan was $2,000 for the three months ended June 30, 2021 and 2020, and $3,000 and $4,000 for the six months ended June 30, 2021 and 2020, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at June 30, 2021 and December 31, 2020 relating to this supplemental executive benefit agreement was $34,000. The expense of this supplemental plan was $-0- for the three months and six months ended June 30, 2021 and 2020.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2021 and December 31, 2020 relating to this plan was $529,000 and $573,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2021 and December 31, 2020. Total supplemental retirement plan expense amounted to $17,000 and $18,000 for the three months ended June 30, 2021 and 2020, respectively, and $34,000 and $28,000 for the six months ended June 30, 2021 and 2020, respectively.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At June 30, 2021 and December 31, 2020, the total deferred director’s fees amounted to $369,000 and $321,000, respectively.

9.	Other Comprehensive Income

The Company reports certain items as “other comprehensive income” (“OCI”) and reflects total comprehensive income (loss) in the consolidated financial statements for all periods containing elements of other comprehensive income (loss). The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss):

Reclassification Adjustment	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Affected Line Item in Statements of Income
	(Dollars in thousands)
Gains on securities available-for-sale	$(332)	$(169)	Securities gains, net
Tax effect	90	46	Income tax expense
	(242)	$(123)	Net income
Net amortization of bond premium	177	102	Interest on debt securities
Tax effect	(47)	(28)	Income tax expense
	130	74	Net income
Net interest expense on swaps	13	—	Interest expense on borrowings
Tax effect	(4)	—	Income tax expense
	9	—	Net income
Total reclassification adjustments	$(103)	$(49)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Gains on securities available-for-sale	$(535)	$(283)	Securities gains, net
Tax effect	145	77	Income tax expense
	(390)	(206)	Net income
Net amortization of bond premium	318	151	Interest on debt securities
Tax effect	(86)	(41)	Income tax expense
	232	110	Net income
Net interest expense on swaps	18	—	Interest expense on borrowings
Tax effect	(5)	—	Income tax expense
	13	—	Net income
Total reclassification adjustments	$(145)	$(96)

The following tables present the changes in each component of OCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	OCI(1)
Balance at March 31, 2021	$757	$76	$833
Other comprehensive income (loss) before reclassification	391	(45)	346
Amounts reclassified from OCI	(112)	9	(103)
Other comprehensive income (loss)	279	(36)	243
Balance at June 30, 2021	$1,036	$40	$1,076

Balance at March 31, 2020	$726	$—	$726
Other comprehensive income (loss) before reclassification	436	(124)	312
Amounts reclassified from OCI	(49)	5	(44)
Other comprehensive income (loss)	387	(119)	268
Balance at June 30, 2020	$1,113	$(119)	$994

Balance at December 31, 2020	$1,481	$(100)	$1,381
Other comprehensive (loss) income before reclassification	(287)	127	(160)
Amounts reclassified from OCI	(158)	13	(145)
Other comprehensive (loss) income	(445)	140	(305)
Balance at June 30, 2021	$1,036	$40	$1,076

Balance at December 31, 2019	$521	$—	$521
Other comprehensive income (loss) before reclassification	689	(124)	565
Amounts reclassified from OCI	(97)	5	(92)
Other comprehensive income (loss)	592	(119)	473
Balance at June 30, 2020	$1,113	$(119)	$994

(1)	All amounts are net of tax

10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of June 30, 2021, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of June 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital (to risk-weighted assets)	$52,504	18.15%	$23,137	8.00%	$30,367	10.50%
Tier 1 Capital (to risk-weighted assets)	48,987	16.94	17,353	6.00	24,583	8.50
Tier 1 Capital (to average assets)	48,987	10.46	18,739	4.00	18,739	4.00
Common Equity Tier 1 (to risk-weighted assets)	48,987	16.94	13,014	4.50	20,245	7.00

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)	$50,612	17.92%	$22,593	8.00%	$29,653	10.50%
Tier 1 Capital (to risk-weighted assets)	47,222	16.72	16,945	6.00	24,005	8.50
Tier 1 Capital (to average assets)	47,222	10.59	17,836	4.00	17,836	4.00
Common Equity Tier 1 (to risk-weighted assets)	47,222	16.72	12,709	4.50	19,769	7.00

11.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC. As of June 30, 2021, the Company had  repurchased 67,478 shares. The Company holds repurchased shares in its treasury.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2021 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2021 - April 30, 2021	4,208	$9.87	4,208	82,938
May 1, 2021 - May 31, 2021	2,074	9.74	2,074	80,864
June 1, 2021 - June 30, 2021	11,463	9.56	11,463	69,401
Total	17,745		17,745

12.	Derivatives and Hedging Activities

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

The changes in the fair value of interest rate swaps are reported in other comprehensive income (loss) and are subsequently reclassified into interest expense in the period that the hedged transactions affect earnings. During the next twelve months, the Company estimates that an additional $25,000 will be reclassified as an increase to interest expense. The change in fair value for these derivative instruments for the three months ended June 30, 2021 and 2020, was $(49,000) and $(164,000), respectively, and $192,000 and $(164,000) for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, the fair value of interest rate swap derivatives resulted in an asset of $55,000 and a liability of $137,000, respectively, and is recorded in other assets or other liabilities, respectively.

The following tables summarizes the Company’s derivatives associated with its interest rate risk management activities:

				June 30, 2021
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$13	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$42	$—
Total Hedging Instruments				$10,000	$55	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

				December 31, 2020
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$—	$68
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$—	$69
Total Hedging Instruments				$10,000	$—	$137
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

The following tables summarize the effect of cash flow hedge accounting on the consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30,		Three Months Ended June 30,
	2021		2020
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from OCI into expense	$(13)	$—	N/A	N/A

	Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended June 30,		Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from OCI into expense	$(18)	$—	N/A	N/A

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the three and six months ended June 30, 2021 and 2020, related to the balance sheet hedging of $10.0 million and $5 million of 90 day FHLB advances, included in borrowings, respectively, indicate that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. The Company’s arrangement with its counterparty requires it to post cash or other assets as collateral for its interest rate swap contracts in a net liability position based on their aggregate fair value and the Company’s credit rating. At June 30, 2021 and December 31, 2020, the Company posted $525,000 of cash to the counterparty as collateral on its interest rate swap contracts which was presented within cash and due from banks on the consolidated balance sheets.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at June 30, 2021 and December 31, 2020.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2021
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$4,478	$—	$4,478	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,254	—	2,254	—
Collateralized mortgage obligations issued by the FHLMC and FNMA	2,124	—	2,124	—
Residential mortgage backed securities	17,639	—	17,639	—
Municipal bonds	40,658	—	40,658	—
Other assets:
Mortgage servicing rights	303	—	—	303
Derivatives	55	—	55	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2020
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$973	$—	$973	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,470	—	2,470	—
Collateralized mortgage obligations issued by the FHLMC	949	—	949	—
Residential mortgage backed securities	5,136	—	5,136	—
Municipal bonds	45,942	—	45,942	—
Other assets:
Mortgage servicing rights	273	—	—	273
Other Liabilities:
Derivatives	137	—	137	—

For the six months ended June 30, 2021 and 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2021	$273
Included in net income	30
Balance as of June 30, 2021	$303
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2021	$—

Balance as of January 1, 2020	$397
Included in net income	(68)
Balance as of June 30, 2020	$329
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2020	$—

(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing income (loss) in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2021
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	8.18% - 27.02%	16.27%	$303
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	3.42% - 4.33%	3.54%
		Default Rate	0.08% - 0.14%	0.13%

	December 31, 2020
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	14.05% - 29.77%	20.97%	$273
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	3.91% - 5.13%	4.12%
		Default Rate	0.08% - 0.14%	0.13%

(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 5, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at June 30, 2021.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At June 30, 2021 and December 31, 2020, there were no assets measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2021 or December 31, 2020.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At June 30, 2021 and December 31, 2020, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Financial Assets:
Cash and due from banks	$21,132	$21,132	$21,132	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	2,022	2,022	—	2,022	—
Bank-owned life insurance	4,396	4,396	—	4,396	—
Loans, net	372,993	375,219	—	—	375,219
Accrued interest receivable	1,333	1,333	1,333	—	—
Financial Liabilities:
Deposits	$370,371	$371,889	$313,450	$58,439	$—
Advances from Federal Home Loan Bank	39,032	39,455	—	39,455	—
Advances from Federal Reserve Bank	4,239	4,239	—	4,239	—
Mortgagors’ tax escrow	799	799	—	799	—
December 31, 2020
Financial Assets:
Cash and due from banks	$5,996	$5,996	$5,996	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	1,796	1,796	—	1,796	—
Bank-owned life insurance	4,356	4,356	—	4,356	—
Loans, net	364,800	365,116	—	—	365,116
Accrued interest receivable	1,412	1,412	1,412	—	—
Financial Liabilities:
Deposits	$327,381	$327,696	$278,713	$48,983	$—
Advances from Federal Home Loan Bank	34,127	34,832	—	34,832	—
Advances from Federal Reserve Bank	18,195	18,199	—	18,199	—
Mortgagors’ tax escrow	1,420	1,420	—	1,420	—

14.	Subsequent Events

From July 1, 2021 through August 2, 2021, the Company repurchased an additional 2,766 shares of common stock pursuant to its repurchase plan at an average cost of $9.92 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at June 30, 2021 and consolidated results of operations for the three and six months ended June 30, 2021 and 2020. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 26, 2021 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

COVID-19 Pandemic

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our customers and communities, including increases in liquidity and reserves supported by a strong capital position. Some of our business and consumer customers are still experiencing varying degrees of financial distress. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary.

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Bank originated 134 and 286 PPP loans, respectively, with aggregate outstanding principal balances of $13.1 million and $33.0 million, respectively. As of June 30, 2021 and December 31, 2020, total PPP loan principal balances of $16.0 million and $21.2 million, respectively, and were included in commercial and industrial loans (C+I).

In response to the COVID-19 pandemic, we implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued an interagency statement titled Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40),” a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The regulatory agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. These include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.

Additionally, Section 4013 of the CARES Act, that became law on March 27, 2020, further provides banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

(iii)	to suspend the requirements under U.S. GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(iv)	to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

The 2021 Consolidated Appropriations Act also continued to suspend the requirements under U.S. GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

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

The short-term loan modification program was offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consisted of deferred payments (which may include principal, interest and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consisted of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure. Alternatively, commercial loan borrowers could defer their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs are maintained on full accrual status during the deferral period.

As of June 30, 2021, temporary payment relief continued for 2 residential loans with aggregate outstanding principal balances of $323,000. Under the applicable regulatory guidance, neither of these loans were considered troubled debt restructurings as of June 30, 2021. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES and Consolidated Appropriations Acts; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2021 and beyond is highly uncertain.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	the extent, severity or duration of the COVID-19 pandemic on us and on our customers, employees and third-party service providers;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	system failures or breaches of our network security;
•	electronic fraudulent activity within the financial services industry;
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

Comparison of Financial Condition at June 30, 2021 (unaudited) and December 31, 2020

Total Assets. Total assets were $478.2 million as of June 30, 2021, an increase of $35.2 million, or 7.9%, compared to total assets of $443.1 million at December 31, 2020. The increase was due primarily to a $8.2 million increase in net loans, a $15.1 million increase in cash and due from banks and a $11.7 million increase in securities available-for-sale.

Cash and Due From Banks. Cash and due from banks increased $15.1 million, or 252.4%, to $21.1 million at June 30, 2021 from $6.0 million at December 31, 2020. This increase primarily resulted from a $43.0 million increase in deposits, offset by a $9.1 million decrease in borrowings, an $8.2 million increase in net loans and an $11.7 million increase in securities available-for-sale for the six months ended June 30, 2021.

Available-for-Sale Securities. Available-for-sale securities increased by $11.7 million, or 21.1%, to $67.2 million at June 30, 2021 from $55.5 million at December 31, 2020. This increase was primarily due to net investments purchases of $12.3 million offset by a $611,000 decrease in net unrealized gains within the portfolio during the six months ended June 30, 2021.

Net Loans. Net loans increased $8.2 million, or 2.2%, to $373.0 million at June 30, 2021 from $364.8 million at December 31, 2020. During the six months ended June 30, 2021, we originated $76.0 million of loans (including $13.1 million of PPP loans, which are classified as commercial and industrial loans). We also purchased $7.5 million of one- to four-family residential mortgage loans collateralized by properties located in the greater Boston market during the six months ended June 30, 2021. We also purchased $1.0 million of consumer loans collateralized by manufactured housing units located in our market area during the six months ended June 30, 2021. Net deferred loan costs increased $368,000, or 52.2%, to $1.1 million at June 30, 2021 from $705,000 at December 31, 2020 primarily due to deferred costs on one- to four-family residential mortgage loans partially offset by fees received from the SBA for processing PPP loans.

One- to four-family residential mortgage loans increased $11.7 million, or 5.5%, to $225.4 million at June 30, 2021 from $213.7 million at December 31, 2020. Commercial real estate mortgage loans increased $2.0 million, or 3.0%, to $68.1 million at June 30, 2021 from $66.2 million at December 31, 2020. Multi-family loans increased $3.2 million, or 48.6%, to $9.8 million at June 30, 2021 from $6.6 million at December 31, 2020. Commercial and industrial loans decreased $7.4 million, or 16.4%, to $37.9 million at June 30, 2021 from $45.3 million at December 31, 2020. Acquisition, development, and land loans increased $371,000, or 1.6%, to $23.5 million at June 30, 2021 from $23.1 million at December 31, 2020. Home equity loans and lines of credit decreased $1.6 million, or 17.2%, to $7.9 million at June 30, 2021 from $9.6 million at December 31, 2020. Consumer loans decreased $214,000, or 7.3%, to $2.7 million at June 30, 2021 from $2.9 million at December 31, 2020.

Our strategy to grow the balance sheet continues to be through originations and, to a lesser extent, purchases of one- to four-family residential mortgage loans, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year residential fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our allowance for loan losses increased $124,000 to $3.5 million at June 30, 2021 from $3.3 million at December 31, 2020.  The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred.  This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the measurement date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding the COVID-19 pandemic, the Company continued to maintain relevant adjustments made in prior periods to its qualitative factors in the measurement of its allowance for loan losses at June 30, 2021 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries that have been hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. As of June 30, 2021, our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

Deposits increased $43.0 million, or 13.1%, to $370.4 million at June 30, 2021 from $327.4 million at December 31, 2020 primarily as a result of an increase in NOW and demand deposits and time deposits. Core deposits (defined as deposits other than time deposits) increased $33.4 million, or 12.0%, to $312.1 million at June 30, 2021 from $278.7 million at December 31, 2020. The increase was due to an increase of $19.3 million in commercial deposits and a $23.7 million increase in retail deposits. As of June 30, 2021, savings deposits increased $4.7 million, money market deposits increased $5.7 million, NOW and demand deposit accounts increased $22.9 million and time deposits increased $9.6 million. There were $15.0 million and $-0- of brokered deposits included in time deposits at June 30, 2021 and December 31, 2020, respectively.

Borrowings. Total borrowings decreased $9.1 million, or 17.3%, to $43.3 million at June 30, 2021 from $52.3 million at December 31, 2020. Advances from FHLB increased $4.9 million, or 14.4%, to $39.0 million at June 30, 2021 from $34.1 million at December 31, 2020. Advances from the FRB decreased $14.0 million, or 76.7%, to $4.2 million at June 30, 2021 from $18.2 million at December 31, 2020.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.1 million, or 1.9%, to $60.0 million at June 30, 2021 from $58.9 million at December 31, 2020. This increase was due primarily to net income of $1.7 million, offset by the repurchase of $403,000 of the Company’s common stock at cost and an other comprehensive loss of $305,000 related to net changes in the fair value of available-for-sale securities and interest rate swap contracts for the six months ended June 30, 2021.

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

Nonperforming loans were $-0- and $884,000, or 0.00% and 0.24% of total loans, at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, we had no troubled debt restructurings or foreclosed assets. At December 31, 2020, nonperforming loans consisted primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $822,000 and was secured by all business assets and personal real estate holdings of the guarantors. The SBA guaranteed 75% of this loan balance. Although this loan was performing according to its original terms at December 31, 2020, it was considered nonperforming due to the financial condition and prospects of the borrower. This loan was repaid in full during the six months ended June 30, 2021 with proceeds from the sale of certain personal real estate holdings of the guarantors.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

Net Income. Net income was $833,000 for the three months ended June 30, 2021, compared to net income of $531,000 for the three months ended June 30, 2020, an increase of $302,000, or 56.9%. The increase was primarily due to a $498,000 increase in net interest and dividend income after provision for loan losses and an increase in noninterest income of $69,000, offset by an increase in noninterest expense of $115,000 and an increase in income tax expense of $150,000 during the three months ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income decreased $49,000, or 1.2%, to $3.9 million for the three months ended June 30, 2021 and 2020. This decrease was due to a $49,000 decrease in interest and fees on loans. Interest and fees on loans for the three months ended June 30, 2021 and 2020 included $290,000 and $197,000 of interest and fees earned on PPP loans, respectively. The weighted average annualized yield for the loan portfolio decreased 5 basis points to 3.80% for the three months ended June 30, 2021 from 3.85% for the three months ended June 30, 2020. The weighted average annualized yield for the investment portfolio decreased to 1.86% for the three months ended June 30, 2021 from 2.35% for the three months ended June 30, 2020 due primarily to the reinvestment of proceeds from sales and maturities into lower yielding investments as a result of a decrease in market interest rates.

Average interest-earning assets increased $11.9 million, to $463.1 million for the three months ended June 30, 2021 from $451.3 million for the three months ended June 30, 2020. The annualized yield on interest earning-assets decreased 13 basis points to 3.35% for the three months ended June 30, 2021 from 3.48% for the three months ended June 30, 2020 primarily as a result of a decrease in market interest rates and an increase in the average balance of low yielding PPP loans.

Interest Expense. Total interest expense decreased $412,000, or 62.5%, to $247,000 for the three months ended June 30, 2021 from $659,000 for the three months ended June 30, 2020. Interest expense on deposits decreased $271,000, or 64.5% to $149,000 for the three months ended June 30, 2021 from $420,000 for the three months ended June 30, 2020 due to a decrease in deposit rates partially offset by an increase in interest-bearing deposit balances. The average balance of interest-bearing deposits increased to $295.3 million for the three months ended June 30, 2021 from $263.6 million for the three months ended June 30, 2020, an increase of $31.7 million, or 12.0%, primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds. The weighted average annualized rate of interest-bearing deposits decreased to 0.20% for the three months ended June 30, 2021 from 0.64% for the three months ended June 30, 2020 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings consists of interest on advances from the FHLB and the FRB. Interest expense on borrowings decreased $141,000, or 59.0% to $98,000 for the three months ended June 30, 2021 from $239,000 for the three months ended June 30, 2020, primarily due to the retirement of $18 million of long-term borrowings from the FHLB in advance of their scheduled maturities during 2020, a decrease in market interest rates and low interest-bearing PPPLF advances. The rate paid on PPPLF advances is 35 basis points. The interest rates on the retired borrowings were above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. The average balance of borrowings decreased $37.2 million, or 46.3%, to $43.2 million for the three months ended June 30, 2021 from $80.4 million for the three months ended June 30, 2020. The weighted average annualized rate of borrowings decreased to 0.91% for the three months ended June 30, 2021 from 1.19% for the three months ended June 30, 2020 primarily due to a decrease in market interest rates and low interest-bearing PPPLF advances.

Net Interest and Dividend Income. Net interest and dividend income increased $363,000, or 11.1%, to $3.6 million for the three months ended June 30, 2021 from $3.3 million for the three months ended June 30, 2020. This increase was due to an $11.9 million, or 2.6%, increase in the balance of interest-earning assets offset by an increase of $4.7 million, or 1.3%, in interest-bearing liabilities during the three months ended June 30, 2021. Annualized net interest margin increased to 3.14% for the three months ended June 30, 2021 from 2.90% for the three months ended June 30, 2020.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a $25,000 provision for loan losses was recorded for the three months ended June 30, 2021, compared to $160,000 for the three months ended June 30, 2020. The provision for loan losses for the three months ended June 30, 2021 and 2020 was based primarily on adjustments to our qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $69,000, or 10.4%, to $730,000 for the three months ended June 30, 2021 compared to $661,000 for the three months ended June 30, 2020. The increase in non-interest income during the three months ended June 30, 2021 was due primarily to a $163,000 increase in securities gains, net, a $31,000 increase in customer service fee income and an $11,000 increase in investment services fees, offset by a $118,000 decrease in gain on sale of loans and a $17,000 decrease to loan servicing income (loss), reflecting a decrease in the fair value of our mortgage servicing intangible asset during the three months ended June 30, 2021.

Non-Interest Expense. Non-interest expense increased $115,000, or 3.6%, to $3.3 million for the three months ended June 30, 2021 from $3.2 million for the three months ended June 30, 2020. The increase was primarily due to a $74,000, or 110.4%, increase in marketing expense, a $60,000, or 20.5%, increase in data processing expense and a $52,000, or 23.2% increase in professional fees and assessments, partially offset by a $77,000, or 3.9%, decrease in salaries and employee benefits. The decrease in salaries and benefits during the three months ended June 30, 2021 was due to the elimination of certain positions and early retirements, offset by normal salary increases. The increase in marketing expense during the three months ended June 30, 2021 was due to comparatively low marketing expenses for the three months ended June 30, 2020, as we incurred less expense during the onset of the COVID-19 pandemic.

Income Taxes. Income tax expense of $173,000 was recorded for the three months ended June 30, 2021 compared to $23,000 for the three months ended June 30, 2020. The effective tax rate was 17.2% and 4.2% for the three months ended June 30, 2021 and 2020, respectively. The increase in income tax expense was due primarily to the increase in income before income tax expense. Income before income tax expense increased $452,000, or 81.6%, to $1.0 million for the three months ended June 30, 2021 from $554,000 for the three months ended June 30, 2020. The increase in the effective tax rate for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to the lack of a state net operating loss carry forward in the current period as it was utilized in 2020.

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

	For the Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$374,439	$3,557	3.80%	$374,947	$3,606	3.85%
Securities	63,701	297	1.86%	44,558	262	2.35%
Other	24,994	27	0.43%	31,749	62	0.78%
Total interest-earning assets	463,134	3,881	3.35%	451,254	3,930	3.48%
Non-interest-earning assets	11,796			12,569
Total assets	$474,930			$463,823
Interest-bearing liabilities:
NOW and demand deposits	$108,771	$33	0.12%	$84,274	$53	0.25%
Money market deposits	74,133	28	0.15%	74,502	109	0.59%
Savings accounts	53,075	8	0.06%	45,347	8	0.07%
Certificates of deposit	59,320	80	0.54%	59,473	250	1.68%
Total interest-bearing deposits	295,299	149	0.20%	263,596	420	0.64%
Borrowings	43,224	98	0.91%	80,436	239	1.19%
Other	2,746	—	—	1,889	—	—
Total interest-bearing liabilities	341,269	247	0.29%	345,921	659	0.76%
Non-interest-bearing deposits	70,183			56,219
Other noninterest-bearing liabilities	3,696			3,679
Total liabilities	415,148			405,819
Total stockholders' equity	59,782			58,004
Total liabilities and stockholders' equity	$474,930			$463,823
Net interest income		$3,634			$3,271
Net interest rate spread (1)			3.06%			2.72%
Net interest-earning assets (2)	$121,865			$105,333
Net interest margin (3)			3.14%			2.90%
Average interest-earning assets to interest-bearing liabilities	135.71%			130.45%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$(5)	$(44)	$(49)
Securities	97	(62)	35
Other	(11)	(24)	(35)
Total interest-earning assets	81	(130)	(49)
Interest-bearing liabilities:
NOW and demand deposits	13	(33)	(20)
Money market deposits	(1)	(80)	(81)
Savings accounts	1	(1)	—
Certificates of deposit	(1)	(169)	(170)
Total interest-bearing deposits	12	(283)	(271)
Borrowings	(93)	(48)	(141)
Total interest-bearing liabilities	(81)	(331)	(412)
Change in net interest income	$162	$201	$363

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

Net Income. Net income was $1.7 million for the six months ended June 30, 2021, compared to $788,000 for the six months ended June 30, 2020, an increase of $1.0 million, or 120.9%. The increase was related primarily to an increase of $1.1 million in net interest and dividend income after provision for loan losses and an increase in noninterest income of $279,000 offset by an increase in noninterest expenses of $25,000 and an increase in income tax expense of $383,000 during the six months ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income decreased $45,000, or 0.6%, to $7.8 million for the six months ended June 30, 2021 from $7.9 million for the six months ended June 30, 2020. This decrease was due primarily to a $55,000, or 8.6%, decrease in interest and dividend income on investments, offset by a $10,000 increase in interest and fees on loans. Interest and fees on loans for the six months ended June 30, 2021 and 2020 included $709,000 and $197,000 of interest and fees earned on PPP loans, respectively. The weighted average annualized yield for the loan portfolio decreased 12 basis points to 3.89% for the six months ended June 30, 2021 from 4.01% for the six months ended June 30, 2020. The weighted average annualized yield for the investment portfolio decreased to 1.89% for the six months ended June 30, 2021 from 2.50% for the six months ended June 30, 2020 due primarily to the reinvestment of proceeds from sales and maturities into lower yielding investments as a result of a decrease in market interest rates.

Average interest-earning assets increased $31.1 million, to $454.2 million for the six months ended June 30, 2021 from $423.1 million for the six months ended June 30, 2020. The annualized yield on interest earning-assets decreased 27 basis points to 3.44% for the six months ended June 30, 2021 from 3.71% for the six months ended June 30, 2020 primarily as a result of a decrease in market interest rates and an increase in the average balance of low- yield PPP loans.

Interest Expense. Total interest expense decreased $937,000, or 64.7%, to $512,000 for the six months ended June 30, 2021 from $1.4 million for the six months ended June 30, 2020. Interest expense on deposits decreased $606,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to a decrease in deposit rates partially offset by an increase in interest-bearing deposit balances. The average balance of interest-bearing deposits increased $38.6 million, or 15.43%, to $288.9 million for the six months ended June 30, 2021 from $250.3 million for the six months ended June 30, 2020, primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds. The weighted average annualized rate on deposits decreased to 0.23% for the six months ended June 30, 2021 from 0.75% for the six months ended June 30, 2020 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings decreased $331,000, or 64.3%, to $184,000 for the six months ended June 30, 2021 from $515,000 for the six months ended June 30, 2020 primarily due to the retirement of $18 million of long-term borrowings from the FHLB in advance of their scheduled maturities during 2020, a decrease in market interest rates and low interest-bearing PPPLF advances. The rate paid on PPPLF advances is 35 basis points. The average balance of borrowings decreased $29.6 million, or 40.3%, to $43.8 million for the six months ended June 30, 2021 from $73.3 million for the six months ended June 30, 2020. The weighted average annualized rate of borrowings decreased to 0.84% for the six months ended June 30, 2021 from 1.40% for the six months ended June 30, 2020 primarily due to a decrease in market rates and low interest-bearing PPPLF advances.

Net Interest and Dividend Income. Net interest and dividend income increased $892,000, or 13.9%, to $7.3 million for the six months ended June 30, 2021 from $6.4 million for the six months ended June 30, 2020. This increase was primarily due to a $31.1 million, or 7.4%, increase in the balance of interest-earning assets offset by an increase of $9.9 million, or 3.0%, in interest-bearing liabilities during the six months ended June 30, 2021. Annualized net interest margin increased to 3.22% for the six months ended June 30, 2021 from 3.03% for the six months ended June 30, 2020.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, an $85,000 provision for loan losses was recorded for the six months ended June 30, 2021, compared to $275,000 for the six months ended June 30, 2020. The provision for loan losses booked for the six months ended June 30, 2021 and 2020 was based primarily on adjustments to our qualitative factors for economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $279,000, or 25.4%, to $1.4 million for the six months ended June 30, 2021 compared to $1.1 million for the six months ended June 30, 2020. The increase in non-interest income during the six months ended June 30, 2021 was due primarily to a $252,000 increase in securities gains, net, a $91,000 increase in loan servicing income (loss) reflecting an increase in the fair value of our mortgage servicing intangible asset, and a $32,000 increase in customer service fee income, offset by a $130,000 decrease in gain on sale of loans during the six months ended June 30, 2021.

Non-Interest Expense. Non-interest expense increased $25,000, or 0.4%, to $6.4 million for the six months ended June 30, 2021 and 2020. The increase in non-interest expense was primarily due to a $112,000, or 20.0%, increase in data processing expense and a $43,000, or 27.2%, increase in marketing expense, partially offset by a decrease in salaries and employee benefits of $201,000, or 5.1%. The decrease in salaries and benefits during the six months ended June 30, 2021 was due to the elimination of certain positions and early retirements, offset by normal salary increases.

Income Taxes. An income tax expense of $429,000 was recorded for the six months ended June 30, 2021 compared to $46,000 for the six months ended June 30, 2020. The effective tax rate was 19.8% and 5.5% for the six months ended June 30, 2021 and 2020, respectively. Income before income tax expense increased $1.3 million, or 160.2%, to $2.2 million for the six months ended June 30, 2021 from $834,000 for the six months ended June 30, 2020. The increase in the effective tax rate for the six months ended June 30, 2021 as compared to the prior period was primarily due to a lack of state net operating loss carry forward in the current period as it was utilized in 2020.

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

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$371,657	$7,225	3.89%	$360,181	$7,215	4.01%
Securities	57,898	548	1.89%	41,513	518	2.50%
Other	24,624	40	0.32%	21,379	125	1.17%
Total interest-earning assets	454,179	7,813	3.44%	423,073	7,858	3.71%
Non-interest-earning assets	11,914			12,239
Total assets	$466,093			$435,312
Interest-bearing liabilities:
NOW and demand deposits	$104,566	$68	0.13%	$78,045	$97	0.25%
Money market deposits	72,886	55	0.15%	69,436	295	0.85%
Savings accounts	52,052	16	0.06%	42,727	14	0.07%
Certificates of deposit	59,356	189	0.64%	60,042	528	1.76%
Total interest-bearing deposits	288,860	328	0.23%	250,250	934	0.75%
Borrowings	43,758	184	0.84%	73,325	515	1.40%
Other	2,531	—	—	1,661	—	—
Total interest-bearing liabilities	335,149	512	0.31%	325,236	1,449	0.89%
Non-interest-bearing deposits	67,832			48,589
Other noninterest-bearing liabilities	3,716			3,635
Total liabilities	406,697			377,460
Total stockholders' equity	59,396			57,852
Total liabilities and stockholders' equity	$466,093			$435,312
Net interest income		$7,301			$6,409
Net interest rate spread (1)			3.13%			2.82%
Net interest-earning assets (2)	$119,030			$97,837
Net interest margin (3)			3.22%			3.03%
Average interest-earning assets to interest-bearing liabilities	135.52%			130.08%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$226	$(216)	$10
Securities	174	(144)	30
Other	17	(102)	(85)
Total interest-earning assets	417	(462)	(45)
Interest-bearing liabilities:
NOW and demand deposits	26	(55)	(29)
Money market deposits	14	(254)	(240)
Savings accounts	3	(1)	2
Certificates of deposit	(6)	(333)	(339)
Total interest-bearing deposits	37	(643)	(606)
Borrowings	(166)	(165)	(331)
Total interest-bearing liabilities	(129)	(808)	(937)
Change in net interest income	$546	$346	$892

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At June 30, 2021 and December 31, 2020, we had $39.0 million and $34.1 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $102.9 million and $112.6 million, respectively. At June 30, 2021 and December 31, 2020, we also had $4.2 million and $18.2 million of PPPLF advances secured by pledges of PPP loans from the FRB, respectively. Additionally, at June 30, 2021 and December 31, 2020, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At June 30, 2021 and December 31, 2020, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $2.5 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, net of principal collections, and the purchase of securities available for sale, offset by proceeds from the sale and maturity of securities available for sale, was $20.2 million and $36.0 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB and FRB advances, was $32.9 million and $59.9 million for the six months ended June 30, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. COVID-19 has impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which remain uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to it. Our current strategy to increase core deposits and the continued use of FHLB advances, as well as brokered certificates of deposit as needed, to fund loan growth.

The net proceeds from the 2019 stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity for the six months ended June 30, 2021 was adversely affected.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2021, the Company (on an unconsolidated basis) had liquid assets of $9.7 million. On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC. See Note 11 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report for a discussion of the Company’s common stock repurchases. As of June 30, 2021, the Company had repurchased 67,478 shares of its common stock at a weighted average share price of $9.43 per share.

At June 30, 2021, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 10 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change our category.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2021.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$44,360	$(7,204)	(14.0)%	10.7%	(4)
300 bp	47,320	(4,244)	(8.2)	11.0	26
200 bp	50,030	(1,534)	(3.0)	11.2	47
100 bp	52,123	559	1.1	11.2	50
0	51,564	—	—	10.7	—
(100) bp	40,811	(10,753)	(20.9)	8.3	(237)

The percent change to NPV in the -100 bp change in interest rates scenario was -20.9% at June 30, 2021 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV resulting in a mathematical aberration.

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

Economic Value of Equity. Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities adjusted for the value of off-balance sheet contracts, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of June 30, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.0% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 20.9% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2021, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2021, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as First Seacoast Bancorp is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2021 - April 30, 2021	4,208	$9.87	4,208	82,938
May 1, 2021 - May 31, 2021	2,074	9.74	2,074	80,864
June 1, 2021 - June 30, 2021	11,463	9.56	11,463	69,401
Total	17,745		17,745

There were no sales of unregistered securities during the three months ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: August 13, 2021	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: August 13, 2021	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer