Form 10-Q
period 2021-09-30
First Seacoast Bancorp
filed 2021-11-12
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

6,012,266 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 1, 2021, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$30,695	$5,996
Interest bearing time deposits with other banks	1,245	2,488
Securities available-for-sale, at fair value	77,546	55,470
Federal Home Loan Bank stock	2,022	1,796
Loans	372,950	368,142
Less allowance for loan losses	(3,528)	(3,342)
Net loans	369,422	364,800
Land, building and equipment, net	4,695	5,078
Bank-owned life insurance	4,441	4,356
Accrued interest receivable	1,443	1,412
Other assets	2,155	1,666
Total assets	$493,664	$443,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$92,320	$64,571
Interest bearing deposits	296,780	262,810
Total deposits	389,100	327,381
Advances from Federal Home Loan Bank	39,032	34,127
Advances from Federal Reserve Bank	—	18,195
Mortgagors’ tax escrow	2,033	1,420
Deferred compensation liability	1,672	1,667
Other liabilities	2,031	1,411
Total liabilities	433,868	384,201
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 6,083,500 shares issued and 6,012,559 shares outstanding as of September 30, 2021 and 6,083,500 shares issued and 6,058,024 outstanding as of December 31, 2020, respectively	61	61
Additional paid-in capital	25,603	25,606
Equity capital	36,396	34,192
Accumulated other comprehensive income	464	1,381
Treasury stock, at cost: 70,941 and 25,476 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	(671)	(233)
Unearned compensation - ESOP: 205,682 and 214,625 shares unallocated at September 30, 2021 and December 31, 2020, respectively	(2,057)	(2,146)
Total stockholders' equity	59,796	58,861
Total liabilities and stockholders' equity	$493,664	$443,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$3,503	$3,624	$10,728	$10,839
Interest on debt securities:
Taxable	134	68	276	219
Non-taxable	215	234	659	648
Total interest on debt securities	349	302	935	867
Dividends	8	19	10	97
Total interest and dividend income	3,860	3,945	11,673	11,803
Interest expense:
Interest on deposits	136	330	464	1,264
Interest on borrowings	99	174	283	689
Total interest expense	235	504	747	1,953
Net interest and dividend income	3,625	3,441	10,926	9,850
Provision for loan losses	60	110	145	385
Net interest and dividend income after provision for loan losses	3,565	3,331	10,781	9,465
Noninterest income:
Customer service fees	236	250	725	707
Gain on sale of loans	25	95	113	313
Securities gains, net	—	8	535	291
Income from bank-owned life insurance	45	44	85	69
Loan servicing income	38	12	122	5
Investment services fees	62	43	180	142
Other income	25	13	50	38
Total noninterest income	431	465	1,810	1,565
Noninterest expense:
Salaries and employee benefits	2,073	2,019	5,824	5,971
Director compensation	70	69	198	194
Occupancy expense	136	146	473	470
Equipment expense	138	143	419	433
Marketing	85	98	286	256
Data processing	345	297	1,016	856
Deposit insurance fees	28	32	87	79
Professional fees and assessments	253	232	734	652
Debit card fees	46	57	137	173
Employee travel and education expenses	38	25	81	79
Other expense	184	204	566	559
Total noninterest expense	3,396	3,322	9,821	9,722
Income before income tax expense	600	474	2,770	1,308
Income tax expense	137	82	566	128
Net income	$463	$392	$2,204	$1,180

Earnings per share:
Basic	$0.08	$0.07	$0.38	$0.20
Diluted	$0.08	$0.07	$0.38	$0.20

Weighted Average Shares:
Basic	5,807,665	5,865,894	5,820,875	5,862,913
Diluted	5,807,665	5,865,894	5,820,875	5,862,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$463	$392	$2,204	$1,180
Other comprehensive income (loss), net of income taxes:
Unrealized (losses) gains on securities available-for- sale:
Unrealized holding (losses) gains on securities available-for-sale arising during the period net of income taxes of $(275), $(43), $(382) and $214, respectively	(750)	(113)	(1,037)	575
Reclassification adjustment for losses (gains) and net amortization or accretion on securities available-for-sale included in net income net of income taxes of $(48), $(29), $12 and $7, respectively	129	78	(29)	(18)
Total unrealized (losses) gains on securities available-for-sale	(621)	(35)	(1,066)	557
Derivatives:
Change in interest rate swaps net of income taxes of $(1), $(0), $46 and $(45), respectively	(2)	—	125	(119)
Reclassification adjustment for net interest expense on swaps included in net income net of income taxes of $(4), $-0-, $(9) and $-0-, respectively	11	—	24	—
Total change in interest rate swaps	9	—	149	(119)
Other comprehensive (loss) income	(612)	(35)	(917)	438
Comprehensive (loss) income	$(149)	$357	$1,287	$1,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Equity Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation - ESOP	Total Stockholders' Equity
Balance June 30, 2021	6,016,022	$60	$25,603	$35,933	$1,076	$(636)	$(2,086)	$59,950
Net income	—	—	—	463	—	—	—	463
Other comprehensive loss	—	—	—	—	(612)	—	—	(612)
Treasury stock activity	(3,463)	1	—	—	—	(35)	—	(34)
ESOP shares earned - 2,981 shares	—	—	—	—	—	—	29	29
Balance September 30, 2021	6,012,559	$61	$25,603	$36,396	$464	$(671)	$(2,057)	$59,796

Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861
Net income	—	—	—	2,204	—	—	—	2,204
Other comprehensive loss	—	—	—	—	(917)	—	—	(917)
Treasury stock activity	(45,465)	—	—	—	—	(438)	—	(438)
ESOP shares earned - 8,943 shares	—	—	(3)	—	—	—	89	86
Balance September 30, 2021	6,012,559	$61	$25,603	$36,396	$464	$(671)	$(2,057)	$59,796

Balance June 30, 2020	6,083,500	$61	$25,622	$33,901	$994	$—	$(2,206)	$58,372
Net income	—	—	—	392	—	—	—	392
Other comprehensive loss	—	—	—	—	(35)	—	—	(35)
ESOP shares earned - 2,981 shares	—	—	(12)	—	—	—	30	18
Balance September 30, 2020	6,083,500	$61	$25,610	$34,293	$959	$—	$(2,176)	$58,747

Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$—	$(2,265)	$57,066
Net income	—	—	—	1,180	—	—	—	1,180
Other comprehensive income	—	—	—	—	438	—	—	438
ESOP shares earned - 8,943 shares	—	—	(26)	—	—	—	89	63
Balance September 30, 2020	6,083,500	$61	$25,610	$34,293	$959	$—	$(2,176)	$58,747

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$2,204	$1,180
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	86	63
Depreciation	419	433
Net amortization of bond premium	494	266
Provision for loan losses	145	385
Gain on sale of loans	(113)	(313)
Securities gains, net	(535)	(291)
Proceeds from loans sold	4,365	11,596
Origination of loans sold	(4,252)	(11,283)
Increase in bank-owned life insurance	(85)	(69)
(Increase) decrease in deferred loan costs	(687)	884
Deferred tax expense (benefit)	166	(379)
Increase in accrued interest receivable	(31)	(268)
(Increase) decrease in other assets	(313)	370
Decrease in deferred compensation liability	5	6
Increase in other liabilities	824	435
Net cash provided by operating activities	2,692	3,015
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments from securities available-for-sale	19,127	22,208
Purchase of securities available-for-sale	(42,625)	(33,547)
Purchase of property and equipment	(36)	(269)
Loan purchases	(12,279)	(9,901)
Loan originations and principal collections, net	8,158	(24,428)
Recoveries of loans previously charged off	41	20
Net (purchase) redemption of Federal Home Loan Bank stock	(226)	415
Proceeds from sales of interest bearing time deposits with other banks	1,243	247
Net cash used by investing activities	(26,597)	(45,255)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	53,076	67,396
Net increase (decrease) in certificates of deposit	8,643	(9,559)
Increase in mortgagors’ escrow accounts	613	1,321
Treasury stock purchases	(438)	—
Proceeds from short-term FHLB advances	25,000	5,000
Proceeds from long-term FHLB advances	5,000	20,585
Payments on short-term FHLB advances	(25,095)	(34,907)
Payments on long-term FHLB advances	—	(10,000)
Proceeds from short-term FRB advances	—	25,713
Payments on short-term FRB advances	(18,195)	—
Net cash provided by financing activities	48,604	65,549
Net change in cash and cash equivalents	24,699	23,309
Cash and cash equivalents at beginning of period	5,996	4,009
Cash and cash equivalents at end of period	$30,695	$27,318
Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$782	$1,922
Cash paid for income taxes	318	247
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(1,463)	764
Deferred taxes	397	(207)
Other comprehensive (loss) income	(1,066)	557
Effect of change in fair value of interest rate swaps:
Interest rate swaps	204	(164)
Deferred taxes	(55)	45
Other comprehensive income (loss)	149	(119)

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

Corporate Structure

The Company is the federally-chartered holding company for the Bank (formerly named Federal Savings Bank). Effective July 16, 2019, pursuant to a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan, the Bank reorganized into the mutual holding company structure, and the Company completed a concurrent stock offering.

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

Investment management services are offered at the Company’s full-service wealth management office in Dover, New Hampshire. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the accompanying balance sheets. Assets under management totaled approximately $67.2 million and $58.4 million at September 30, 2021 and December 31, 2020, respectively. On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $344,000, of which $172,000 was paid at closing. This amount is included in other assets at September 30, 2021. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By May 31, 2022, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier, the balance of the purchase price will be paid to the seller. As of September 30, 2021, no client accounts have transferred to the Bank. The client accounts purchased contain assets under management valued at approximately $27.1 million as of September 30, 2021. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period.

The Bank is engaged principally in the business of attracting deposits from the public and investing those funds in various types of loans, including residential and commercial real estate loans, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit and Insurance Corporation (“FDIC”) for the maximum amount permitted by law.

Banking services, the Company’s only reportable operating segment, is managed as a single strategic unit.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of September 30, 2021, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for the Company); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

In January 2021, the FASB issued ASU 2021-1, “Reference Rate Reform (Topic 848) (Scope),” which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition.  This ASU becomes effective immediately for all entities on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

At September 30, 2021 and December 31, 2020, cash and due from banks totaled $30.7 million and $6.0 million, respectively. The Company pledged cash collateral to derivative counterparties totaling $526,000 and $525,000 at September 30, 2021 and December 31, 2020, respectively. See Note 12 for a discussion of the Company’s derivative and hedging activities.
3.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$5,638	$—	$(78)	$5,560
U.S. Government agency small business administration pools guaranteed by SBA	4,053	51	(25)	4,079
Collateralized mortgage obligations issued by the FHLMC and FNMA	2,970	3	(22)	2,951
Residential mortgage backed securities	21,404	44	(386)	21,062
Municipal bonds	42,913	1,234	(253)	43,894
	$76,978	$1,332	$(764)	$77,546

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$997	$—	$(24)	$973
U.S. Government agency small business administration pools guaranteed by SBA	2,399	71	—	2,470
Collateralized mortgage obligations issued by the FHLMC	938	11	—	949
Residential mortgage backed securities	5,100	49	(13)	5,136
Municipal bonds	44,005	1,944	(7)	45,942
	$53,439	$2,075	$(44)	$55,470

The amortized cost and fair values of available-for-sale securities at September 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2021
Due after one year through five years	$—	$—
Due after five years through ten years	6,601	6,573
Due after ten years	41,950	42,881
Total U.S. Government-sponsored enterprises obligations and municipal bonds	48,551	49,454
U.S. Government agency small business pools guaranteed by SBA	4,053	4,079
Collateralized mortgage obligations issued by the FHLMC and FNMA	2,970	2,951
Residential mortgage backed securities	21,404	21,062
Total	$76,978	$77,546

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2021
U.S. Government sponsored enterprises obligations	6	$4,606	$(35)	2	$954	$(43)	$5,560	$(78)
U.S. Government agency small business administration pools guaranteed by SBA	2	1,992	(25)	—	—	—	1,992	(25)
Collateralized mortgage obligations issued by the FHLMC and FNMA	3	2,286	(22)	—	—	—	2,286	(22)
Residential mortgage backed securities	19	17,125	(323)	1	2,339	(63)	19,464	(386)
Municipal bonds	18	16,625	(253)	—	—	—	16,625	(253)
	48	$42,634	$(658)	3	$3,293	$(106)	$45,927	$(764)
December 31, 2020
U.S. Government sponsored enterprises obligations	2	$973	$(24)	—	$—	$—	$973	$(24)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	1	3,102	(13)	—	—	—	3,102	(13)
Municipal bonds	4	2,381	(7)	—	—	—	2,381	(7)
	7	$6,456	$(44)	—	$—	$—	$6,456	$(44)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of September 30, 2021 or December 31, 2020.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Proceeds from sales, maturities, and principal payments received on securities available-for-sale	$684	$2,788	$19,127	$22,208
Gross realized gains	—	8	588	295
Gross realized losses	—	—	(53)	(4)
Net realized gains	$—	$8	$535	$291

As of September 30, 2021 and December 31, 2020, there were no holdings that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s available-for-sale securities.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported, and in March 2020, the COVID-19 outbreak was declared a pandemic. On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP loans”). The PPP, a nearly $350 billion program, was designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief provisions contained in the CARES act to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation also included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. The Consolidated Appropriations Act also continued to suspend the requirements under U.S. GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring (“TDR”) and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Bank originated 134 and 286 PPP loans, respectively, with aggregate outstanding principal balances of $13.1 million and $33.0 million, respectively. As of September 30, 2021 and December 31, 2020, total PPP loan principal balances were $9.4 million and $21.2 million, respectively, and are included in commercial and industrial loans (C+I).

Loans consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial real estate (CRE)	$66,442	$66,166
Multifamily (MF)	9,730	6,619
Commercial and industrial (C+I)	30,358	45,262
Acquisition, development, and land (ADL)	25,109	23,145
1-4 family residential (RES)	228,204	213,718
Home equity line of credit (HELOC)	7,334	9,583
Consumer (CON)	4,381	2,944
Total loans	371,558	367,437
Net deferred loan costs	1,392	705
Allowance for loan losses	(3,528)	(3,342)
Total loans, net	$369,422	$364,800

Changes in the allowance for loan losses (“ALL”) for the three and nine months ended September 30, 2021 and 2020, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, June 30, 2021	$792	$91	$218	$191	$1,750	$78	$52	$294	$3,466
Provision for loan losses	(45)	—	(8)	36	68	(34)	22	21	60
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1	—	2
Balance, September 30, 2021	747	91	211	227	1,818	44	75	315	3,528

Balance June 30, 2020	740	52	278	223	1,690	58	29	83	3,153
Provision for loan losses	(37)	3	(28)	(81)	68	17	26	142	110
Charge-offs	—	—	—	—	—	—	(17)	—	(17)
Recoveries	—	—	—	—	—	—	—	—	—
Balance, September 30, 2020	703	55	250	142	1,758	75	38	225	3,246

Balance, December 31, 2020	753	60	267	174	1,656	78	52	302	3,342
Provision for loan losses	(6)	31	(94)	53	162	(34)	20	13	145
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	38	—	—	—	3	—	41
Balance, September 30, 2021	747	91	211	227	1,818	44	75	315	3,528

Balance, December 31, 2019	781	23	350	145	1,503	52	18	3	2,875
Provision for loan losses	(78)	32	(100)	(3)	237	23	52	222	385
Charge-offs	—	—	—	—	—	—	(34)	—	(34)
Recoveries	—	—	—	—	18	—	2	—	20
Balance, September 30, 2020	$703	$55	$250	$142	$1,758	$75	$38	$225	$3,246

As of September 30, 2021 and December 31, 2020, information about loans and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
September 30, 2021 Loan Balances
Individually evaluated for impairment	$108	$—	$31	$—	$—	$—	$—	$—	$139
Collectively evaluated for impairment	66,334	9,730	30,327	25,109	228,204	7,334	4,381	—	371,419
Total	$66,442	$9,730	$30,358	$25,109	$228,204	$7,334	$4,381	$—	$371,558
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	747	91	211	227	1,818	44	75	315	3,528
Total	$747	$91	$211	$227	$1,818	$44	$75	$315	$3,528
December 31, 2020 Loan Balances
Individually evaluated for impairment	$117	$—	$822	$—	$62	$—	$—	$—	$1,001
Collectively evaluated for impairment	66,049	6,619	44,440	23,145	213,656	9,583	2,944	—	366,436
Total	$66,166	$6,619	$45,262	$23,145	$213,718	$9,583	$2,944	$—	$367,437
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	753	60	267	174	1,656	78	52	302	3,342
Total	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342

The following is an aging analysis of past due loans by portfolio segment as of September 30, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$66,442	$66,442	$—
MF	—	—	—	—	9,730	9,730	—
C+I	—	—	—	—	30,358	30,358	—
ADL	—	—	—	—	25,109	25,109	—
RES	—	—	—	—	228,204	228,204	—
HELOC	119	—	—	119	7,215	7,334	—
CON	—	—	—	—	4,381	4,381	—
	$119	$—	$—	$119	$371,439	$371,558	$—

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$66,166	$66,166	$—
MF	—	—	—	—	6,619	6,619	—
C+I	—	—	822	822	44,440	45,262	822
ADL	—	—	—	—	23,145	23,145	—
RES	42	—	62	104	213,614	213,718	62
HELOC	143	—	—	143	9,440	9,583	—
CON	—	—	—	—	2,944	2,944	—
	$185	$—	$884	$1,069	$366,368	$367,437	$884

There were no loans collateralized by residential real estate property in the process of foreclosure at September 30, 2021 or December 31, 2020.

The following table provides information on impaired loans as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2021
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	—	—	—	21	3
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$—	$—	$—	$21	$3
December 31, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	822	938	—	909	—
ADL	—	—	—	—	—
RES	62	62	—	64	5
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$884	$1,000	$—	$973	$5

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

The following presents the internal risk rating of loans by portfolio segment as of September 30, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$63,608	$2,726	$108	$66,442
MF	9,730	—	—	9,730
C+I	30,327	—	31	30,358
ADL	25,109	—	—	25,109
RES	228,204	—	—	228,204
HELOC	7,334	—	—	7,334
CON	4,381	—	—	4,381
Total	$368,693	$2,726	$139	$371,558

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$63,191	$2,858	$117	$66,166
MF	6,619	—	—	6,619
C+I	41,021	4,083	158	45,262
ADL	23,145	—	—	23,145
RES	213,656	—	62	213,718
HELOC	9,583	—	—	9,583
CON	2,944	—	—	2,944
Total	$360,159	$6,941	$337	$367,437

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

The program has been offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consist of deferred payments (which may include principal, interest and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consist of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure. Alternatively, commercial loan borrowers may defer their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs are maintained on full accrual status during the deferral period. As of September 30, 2021, there were no loans with outstanding modifications for temporary payment relief.

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at September 30, 2021 and December 31, 2020 were $5.0 million and $5.3 million, respectively.
5.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $41.5 million and $45.8 million at September 30, 2021 and December 31, 2020, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing income (loss) in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income (loss), including late and ancillary fees, was $38,000 and $12,000 for the three months ended September 30, 2021 and 2020, respectively, and $122,000 and $5,000 for the nine months ended September 30, 2021 and 2020, respectively. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Balance, June 30,	$303	$329
Additions	13	21
Payoffs	(12)	(15)
Change in fair value due to change in assumptions	11	(25)
Balance, September 30,	315	310

Balance, January 1,	273	397
Additions	43	110
Payoffs	(44)	(72)
Change in fair value due to change in assumptions	43	(125)
Balance, September 30,	$315	$310

6.	Deposits

Deposits consisted of the following at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
NOW and demand deposits	$200,290	$161,336
Money market deposits	74,264	69,320
Savings deposits	57,235	48,057
Time deposits of $250,000 and greater	6,679	10,119
Time deposits less than $250,000	50,632	38,549
	$389,100	$327,381

At September 30, 2021, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
2021	$27,816
2022	21,220
2023	3,769
2024	1,056
2025	1,651
2026	1,799
$57,311

There were $15.0 million and $-0- of brokered deposits included in time deposits at September 30, 2021 and December 31, 2020, respectively.

7.	Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	September 30, 2021
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$10,000	2021	0.31% – fixed
2,262	2022	0.00% – fixed
5,000	2023	0.45% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$39,032

	December 31, 2020
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$10,095	2021	0.39% (fixed) to 0.42% (variable)
2,262	2022	0.00% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$34,127

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $97.0 million and $112.6 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Included in the above advances at September 30, 2021 and December 31, 2020 is a $10.0 million long-term advance, with an interest rate of 1.39%, which is callable by the FHLB on December 6, 2021 and quarterly thereafter, and a $10.0 million long-term advance, with an interest rate of 1.35%, which is callable by the FHLB on November 10, 2021 and quarterly thereafter. As of September 30, 2021 and December 31, 2020, borrowings include $4.0 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

During the nine months ended September 30, 2021, the Bank entered into two $5.0 million forward starting advances with the FHLB, at a rate of 0.44% beginning November 15, 2021 and December 20, 2021 with maturity dates of May 15, 2023 and March 20, 2023, respectively.

At September 30, 2021, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at September 30, 2021.

Federal Reserve Bank of Boston (“FRB”)

The Bank established a Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allowed the Bank to request advances from the FRB. Under the PPPLF, advances were secured by pledges of PPP Loans. The interest rate applicable to any advance made under the PPPLF was 35 basis points. As of September 30, 2021, $-0- of PPPLF advances are outstanding. As of December 31, 2020, $18.2 million of PPPLF advances were outstanding and collateralized by 110 PPP loans. Maturities of PPPLF advances were tied to the maturity of the underlying PPP loans and accelerated as the PPP loans were forgiven.

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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock.  The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038.  At September 30, 2021 and December 31, 2020, the remaining principal balance on the ESOP debt was $2.2 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan.  Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2021 and 2020 was $29,000 and $18,000, respectively, and $86,000 and $63,000 for the nine months ended September 30, 2021 and 2020, respectively.

	September 30, 2021	December 31, 2020
Shares held by the ESOP include the following:
Allocated	23,848	11,924
Committed to be allocated	8,943	11,924
Unallocated	205,682	214,625
Total	238,473	238,473

The fair value of unallocated shares was approximately $2.0 and $1.9 million at September 30, 2021 and December 31, 2020, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended September 30, 2021 and 2020 were $49,000 and $56,000, respectively, and $140,000 and $150,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

The funded status (fair value of plan assets divided by funding target) as of July 1, 2021 is as follows:

2021 Valuation Report	104.99%	(1)

(1)	Fair value of plan assets reflects any contributions received through June 30, 2021.

Based upon the funded status of the Pentegra DB Plan as of July 1, 2021, no funding improvement plan or rehabilitation plan has been implemented or is pending as of September 30, 2021.

Total pension plan expense for the three months ended September 30, 2021 and 2020 was $90,000, and $270,000 and $279,000 for the nine months ended September 30, 2021 and 2020, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income. The Company did not pay a surcharge to the Pentegra DB Plan during the three or nine months ended September 30, 2021.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of approximately $270,000 for the fiscal year ending December 31, 2021.

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

As of September 30, 2021, no awards have been made under the 2021 Plan.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at September 30, 2021 and December 31, 2020 relating to this supplemental retirement plan was $631,000 and $607,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $20,000 and $16,000 for the three months ended September 30, 2021 and 2020, respectively, and $61,000 and $66,000 for the nine months ended September 30, 2021 and 2020, respectively.

Executive Supplemental Retirement Plan

The recorded liability at September 30, 2021 and December 31, 2020 relating to the supplemental retirement plan for the Bank’s former President was $85,000 and $132,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2021 and December 31, 2020.  The expense of this salary retirement plan was $1,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively, and $4,000 and $6,000 for the nine months ended September 30, 2021 and 2020, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at September 30, 2021 and December 31, 2020 relating to this supplemental executive benefit agreement was $34,000. The expense of this supplemental plan was $-0- for the three months ended September 30, 2021 and 2020, and $1,000 and $-0- for the nine months ended September 30, 2021 and 2020, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2021 and December 31, 2020 relating to this plan was $542,000 and $573,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2021 and December 31, 2020. Total supplemental retirement plan expense amounted to $17,000 and $18,000 for the three months ended September 30, 2021 and 2020, respectively, and $51,000 and $46,000 for the nine months ended September 30, 2021 and 2020, respectively.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At September 30, 2021 and December 31, 2020, the total deferred director’s fees amounted to $379,000 and $321,000, respectively.

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

Reclassification Adjustment	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Affected Line Item in Statements of Income
	(Dollars in thousands)
Gains on securities available-for-sale	$—	$(8)	Securities gains, net
Tax effect	—	2	Income tax expense
	—	$(6)	Net income
Net amortization of bond premium	177	115	Interest on debt securities
Tax effect	(48)	(31)	Income tax expense
	129	84	Net income
Net interest expense on swaps	15	—	Interest expense on borrowings
Tax effect	(4)	—	Income tax expense
	11	—	Net income
Total reclassification adjustments	$140	$78

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Gains on securities available-for-sale	$(535)	$(291)	Securities gains, net
Tax effect	146	79	Income tax expense
	(389)	(212)	Net income
Net amortization of bond premium	494	266	Interest on debt securities
Tax effect	(134)	(72)	Income tax expense
	360	194	Net income
Net interest expense on swaps	33	—	Interest expense on borrowings
Tax effect	(9)	—	Income tax expense
	24	—	Net income
Total reclassification adjustments	$(5)	$(18)

The following tables present the changes in each component of OCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	OCI(1)
Balance at June 30, 2021	$1,036	$40	$1,076
Other comprehensive loss before reclassification	(750)	(2)	(752)
Amounts reclassified from OCI	129	11	140
Other comprehensive (loss) income	(621)	9	(612)
Balance at September 30, 2021	$415	$49	$464

Balance at June 30, 2020	$1,113	$(119)	$994
Other comprehensive (loss) income before reclassification	(114)	5	(109)
Amounts reclassified from OCI	79	(5)	74
Other comprehensive (loss) income	(35)	—	(35)
Balance at September 30, 2020	$1,078	$(119)	$959

Balance at December 31, 2020	$1,481	$(100)	$1,381
Other comprehensive (loss) income before reclassification	(1,037)	125	(912)
Amounts reclassified from OCI	(29)	24	(5)
Other comprehensive (loss) income	(1,066)	149	(917)
Balance at September 30, 2021	$415	$49	$464

Balance at December 31, 2019	$521	$—	$521
Other comprehensive income (loss) before reclassification	575	(119)	456
Amounts reclassified from OCI	(18)	—	(18)
Other comprehensive income (loss)	557	(119)	438
Balance at September 30, 2020	$1,078	$(119)	$959

(1)	All amounts are net of tax

10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of September 30, 2021, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of September 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital (to risk-weighted assets)	$52,826	17.99%	$23,496	8.00%	$30,839	10.50%
Tier 1 Capital (to risk-weighted assets)	49,243	16.77	17,622	6.00	24,965	8.50
Tier 1 Capital (to average assets)	49,243	10.07	19,558	4.00	19,558	4.00
Common Equity Tier 1 (to risk-weighted assets)	49,243	16.77	13,217	4.50	20,559	7.00

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)	$50,612	17.92%	$22,593	8.00%	$29,653	10.50%
Tier 1 Capital (to risk-weighted assets)	47,222	16.72	16,945	6.00	24,005	8.50
Tier 1 Capital (to average assets)	47,222	10.59	17,836	4.00	17,836	4.00
Common Equity Tier 1 (to risk-weighted assets)	47,222	16.72	12,709	4.50	19,769	7.00

11.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. As of September 30, 2021, the Company had repurchased 70,941 shares. The Company holds repurchased shares in its treasury.

The Company’s repurchases of its common stock made during the quarter ended September 30, 2021 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

July 1, 2021 - July 31, 2021	2,766	$9.86	2,766	66,635
August 1, 2021 - August 31, 2021	418	9.82	418	66,217
September 1, 2021 - September 30, 2021	279	9.89	279	65,938
Total	3,463		3,463

12.	Derivatives and Hedging Activities

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

The changes in the fair value of interest rate swaps are reported in other comprehensive income (loss) and are subsequently reclassified into interest expense in the period that the hedged transactions affect earnings. During the next twelve months, the Company estimates that an additional $56,000 will be reclassified as an increase to interest expense. The change in fair value for these derivative instruments for the three months ended September 30, 2021 and 2020, was $12,000 and $-0-, respectively, and $204,000 and $(164,000) for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, the fair value of interest rate swap derivatives resulted in an asset of $67,000 and a liability of $137,000, respectively, and is recorded in other assets or other liabilities, respectively.

The following tables summarizes the Company’s derivatives associated with its interest rate risk management activities:

				September 30, 2021
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$16	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$51	$—
Total Hedging Instruments				$10,000	$67	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

				December 31, 2020
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$—	$68
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$—	$69
Total Hedging Instruments				$10,000	$—	$137
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

The following tables summarize the effect of cash flow hedge accounting on the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30,		Three Months Ended September 30,
	2021		2020
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from OCI into expense	$(15)	$—	N/A	N/A

	Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021		2020
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from OCI into expense	$(33)	$—	N/A	N/A

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the three and nine months ended September 30, 2021 and 2020, related to the balance sheet hedging of $10.0 million and $5 million of 90 day FHLB advances, included in borrowings, respectively, indicate that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. The Company’s arrangement with its counterparty requires it to post cash or other assets as collateral for its interest rate swap contracts in a net liability position based on their aggregate fair value and the Company’s credit rating. At September 30, 2021 and December 31, 2020, the Company posted $526,000 and $525,000, respectively, of cash to the counterparty as collateral on its interest rate swap contracts which was presented within cash and due from banks on the consolidated balance sheets.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at September 30, 2021 and December 31, 2020.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2021
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$5,560	$—	$5,560	$—
U.S Government agency small business administration pools guaranteed by the SBA	4,079	—	4,079	—
Collateralized mortgage obligations issued by the FHLMC and FNMA	2,951	—	2,951	—
Residential mortgage backed securities	21,062	—	21,062	—
Municipal bonds	43,894	—	43,894	—
Other assets:
Mortgage servicing rights	315	—	—	315
Derivatives	67	—	67	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2020
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$973	$—	$973	$—
U.S Government agency small business administration pools guaranteed by the SBA	2,470	—	2,470	—
Collateralized mortgage obligations issued by the FHLMC	949	—	949	—
Residential mortgage backed securities	5,136	—	5,136	—
Municipal bonds	45,942	—	45,942	—
Other assets:
Mortgage servicing rights	273	—	—	273
Other Liabilities:
Derivatives	137	—	137	—

For the nine months ended September 30, 2021 and 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2021	$273
Included in net income	42
Balance as of September 30, 2021	$315
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2021	$—

Balance as of January 1, 2020	$397
Included in net income	(87)
Balance as of September 30, 2020	$310
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2020	$—

(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing income (loss) in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2021
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	7.77% - 26.24%	14.56%	$315
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	3.15% - 4.06%	3.32%
		Default Rate	0.08% - 0.14%	0.13%

	December 31, 2020
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	14.05% - 29.77%	20.97%	$273
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	3.91% - 5.13%	4.12%
		Default Rate	0.08% - 0.14%	0.13%

(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 5, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at September 30, 2021.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At September 30, 2021 and December 31, 2020, there were no assets measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at September 30, 2021 or December 31, 2020.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At September 30, 2021 and December 31, 2020, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Financial Assets:
Cash and due from banks	$30,695	$30,695	$30,695	$—	$—
Interest-bearing time deposits with other banks	1,245	1,245	—	1,245	—
Federal Home Loan Bank stock	2,022	2,022	—	2,022	—
Bank-owned life insurance	4,441	4,441	—	4,441	—
Loans, net	369,422	368,975	—	—	368,975
Accrued interest receivable	1,443	1,443	1,443	—	—
Financial Liabilities:
Deposits	$389,100	$389,191	$331,790	$57,401	$—
Advances from Federal Home Loan Bank	39,032	39,314	—	39,314	—
Mortgagors’ tax escrow	2,033	2,033	—	2,033	—
December 31, 2020
Financial Assets:
Cash and due from banks	$5,996	$5,996	$5,996	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	1,796	1,796	—	1,796	—
Bank-owned life insurance	4,356	4,356	—	4,356	—
Loans, net	364,800	365,116	—	—	365,116
Accrued interest receivable	1,412	1,412	1,412	—	—
Financial Liabilities:
Deposits	$327,381	$327,696	$278,713	$48,983	$—
Advances from Federal Home Loan Bank	34,127	34,832	—	34,832	—
Advances from Federal Reserve Bank	18,195	18,199	—	18,199	—
Mortgagors’ tax escrow	1,420	1,420	—	1,420	—

14.	Subsequent Events

From October 1, 2021 through November 1, 2021, the Company repurchased an additional 293 shares of common stock pursuant to its repurchase plan at an average cost of $9.80 per share.

On October 8, 2021, the Bank purchased $5.9 million of brokered deposits, for a term of four years, at an annual rate of 0.50%. The brokered deposits are callable, at the option of the Bank, in whole, prior to the maturity date beginning on January 8, 2022 and quarterly thereafter. On October 25, 2021, the Bank purchased $1.7 million of brokered deposits, for a term of 4.5 years, at an annual rate of 0.65%. The brokered deposits are callable, at the option of the Bank, in whole, prior to the maturity date beginning on January 25, 2022 and quarterly thereafter.

On October 15, 2021, the Bank purchased $2.0 million of 3.125% fixed-to-floating subordinated notes due on October 15, 2031, issued by a bank holding company. The interest rate is fixed at 3.125% for five years and payable semi-annually in arrears on April 15 and October 15 of each year beginning April 15, 2022. The subordinated note is not redeemable by the issuer, in whole or in part, prior to October 15, 2026, except in certain defined circumstances. On or after October 15, 2026, the subordinated note is redeemable at the option of the issuer, in whole or in part, with proper notice. On October 15, 2026, the interest rate on the subordinated note becomes floating and equal to the three-month term SOFR rate plus 225 basis points payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning January 15, 2027.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at September 30, 2021 and consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 26, 2021 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Bank originated 134 and 286 PPP loans, respectively, with aggregate outstanding principal balances of $13.1 million and $33.0 million, respectively. As of September 30, 2021 and December 31, 2020, total PPP loan principal balances of $9.4 million and $21.2 million, respectively, and are included in commercial and industrial loans (C+I).

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

The short-term loan modification program was offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consisted of deferred payments (which may include principal, interest and escrow), which are capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consisted of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure. Alternatively, commercial loan borrowers could defer their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs are maintained on full accrual status during the deferral period. As of September 30, 2021, there were no loans with outstanding modifications for temporary payment relief.

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

Comparison of Financial Condition at September 30, 2021 (unaudited) and December 31, 2020

Total Assets. Total assets were $493.7 million as of September 30, 2021, an increase of $50.6 million, or 11.4%, compared to total assets of $443.1 million at December 31, 2020. The increase was due primarily to a $4.6 million increase in net loans, a $24.7 million increase in cash and due from banks and a $22.1 million increase in securities available-for-sale.

Cash and Due From Banks. Cash and due from banks increased $24.7 million, or 411.9%, to $30.7 million at September 30, 2021 from $6.0 million at December 31, 2020. This increase primarily resulted from a $61.7 million increase in deposits offset by a $13.3 million decrease in borrowings, a $4.6 million increase in net loans and a $22.1 million increase in securities available-for-sale for the nine months ended September 30, 2021.

Available-for-Sale Securities. Available-for-sale securities increased by $22.1 million, or 39.8%, to $77.5 million at September 30, 2021 from $55.5 million at December 31, 2020. This increase was primarily due to net investments purchases of $23.5 million offset by a $1.5 million decrease in net unrealized gains within the portfolio during the nine months ended September 30, 2021.

Net Loans. Net loans increased $4.6 million, or 1.3%, to $369.4 million at September 30, 2021 from $364.8 million at December 31, 2020. During the nine months ended September 30, 2021, we originated $102.5 million of loans (including $13.1 million of PPP loans, which are classified as commercial and industrial loans). We also purchased $10.7 million of one- to four-family residential mortgage loans collateralized by properties located in the greater Boston market during the nine months ended September 30, 2021. We also purchased $1.6 million of consumer loans collateralized by manufactured housing units located in our market area during the nine months ended September 30, 2021. Net deferred loan costs increased $687,000, or 97.4%, to $1.4 million at September 30, 2021 from $705,000 at December 31, 2020 primarily due to deferred costs on one- to four-family residential mortgage loans partially offset by fees received from the SBA for processing PPP loans.

One- to four-family residential mortgage loans increased $14.5 million, or 6.8%, to $228.2 million at September 30, 2021 from $213.7 million at December 31, 2020. Commercial real estate mortgage loans increased $276,000, or 0.4%, to $66.4 million at September 30, 2021 from $66.2 million at December 31, 2020. Multi-family loans increased $3.1 million, or 47.0%, to $9.7 million at September 30, 2021 from $6.6 million at December 31, 2020. Commercial and industrial loans, due primarily to the forgiveness of PPP loans, decreased $14.9 million, or 32.9%, to $30.4 million at September 30, 2021 from $45.3 million at December 31, 2020. Acquisition, development, and land loans increased $2.0 million, or 8.5%, to $25.1 million at September 30, 2021 from $23.1 million at December 31, 2020. Home equity loans and lines of credit decreased $2.2 million, or 23.5%, to $7.3 million at September 30, 2021 from $9.6 million at December 31, 2020. Consumer loans increased $1.4 million, or 48.8%, to $4.4 million at September 30, 2021 from $2.9 million at December 31, 2020.

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

Our allowance for loan losses increased $186,000 to $3.5 million at September 30, 2021 from $3.3 million at December 31, 2020.  The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred.  This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the measurement date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding the COVID-19 pandemic, the Company continued to maintain relevant adjustments made in prior periods to its qualitative factors in the measurement of its allowance for loan losses at September 30, 2021 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries that have been hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. As of September 30, 2021, our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit, for both individuals and businesses.

Deposits increased $61.7 million, or 18.9%, to $389.1 million at September 30, 2021 from $327.4 million at December 31, 2020 primarily as a result of an increase in NOW and demand deposits and time deposits. Core deposits (defined as deposits other than time deposits) increased $53.1 million, or 19.0%, to $331.8 million at September 30, 2021 from $278.7 million at December 31, 2020. The increase was due to an increase of $33.2 million in commercial deposits and a $28.5 million increase in retail deposits. As of September 30, 2021, savings deposits increased $9.2 million, money market deposits increased $4.9 million, NOW and demand deposit accounts increased $39.0 million and time deposits increased $8.6 million. There were $15.0 million and $-0- of brokered deposits included in time deposits at September 30, 2021 and December 31, 2020, respectively.

Borrowings. Total borrowings decreased $13.3 million, or 25.4%, to $39.0 million at September 30, 2021 from $52.3 million at December 31, 2020. Advances from FHLB increased $4.9 million, or 14.4%, to $39.0 million at September 30, 2021 from $34.1 million at December 31, 2020. Advances from the FRB decreased $18.2 million, or 100.0%, to $0 at September 30, 2021 from $18.2 million at December 31, 2020 .

Total Stockholders’ Equity. Total stockholders’ equity increased $935,000, or 1.6%, to $59.8 million at September 30, 2021 from $58.9 million at December 31, 2020. This increase was due primarily to net income of $2.2 million, offset by the repurchase of $438,000 of the Company’s common stock at cost and an other comprehensive loss of $917,000 related to net changes in the fair value of available-for-sale securities and interest rate swap contracts for the nine months ended September 30, 2021.

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

Nonperforming loans were $-0- and $884,000, or 0.00% and 0.24% of total loans, at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, we had no troubled debt restructurings or foreclosed assets. At December 31, 2020, nonperforming loans consisted primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $822,000 and was secured by all business assets and personal real estate holdings of the guarantors. The SBA guaranteed 75% of this loan balance. Although this loan was performing according to its original terms at December 31, 2020, it was considered nonperforming due to the financial condition and prospects of the borrower. This loan was repaid in full during the nine months ended September 30, 2021 with proceeds from the sale of certain personal real estate holdings of the guarantors.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

Net Income. Net income was $463,000 for the three months ended September 30, 2021, compared to net income of $392,000 for the three months ended September 30, 2020, an increase of $71,000, or 18.1%. The increase was due to a $234,000 increase in net interest and dividend income after provision for loan losses, offset by a decrease in noninterest income of $34,000, an increase in noninterest expense of $74,000 and an increase in income tax expense of $55,000 during the three months ended September 30, 2021.

Interest and Dividend Income. Interest and dividend income decreased $85,000, or 2.2%, to $3.9 million for the three months ended September 30, 2021 and 2020. This decrease was due to a $121,000 decrease in interest and fees on loans. Interest and fees on loans for the three months ended September 30, 2021 and 2020 included $263,000 and $248,000 of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $20.6 million, to $478.7 million for the three months ended September 30, 2021 from $458.0 million for the three months ended September 30, 2020. The annualized yield on interest earning-assets decreased 22 basis points to 3.23% for the three months ended September 30, 2021 from 3.45% for the three months ended September 30, 2020. Average loan balances decreased $7.1 million, to $373.4 million for the three months ended September 30, 2021 from $380.5 million for the three months ended September 30, 2020. The weighted average annualized yield for the loan portfolio decreased 6 basis points to 3.75% for the three months ended September 30, 2021 from 3.81% for the three months ended September 30, 2020 primarily as a result of a decrease in market interest rates and low- yielding PPP loans. The weighted average annualized yield for the investment portfolio decreased to 1.83% for the three months ended September 30, 2021 from 2.21% for the three months ended September 30, 2020.

Interest Expense. Total interest expense decreased $269,000, or 53.4%, to $235,000 for the three months ended September 30, 2021 from $504,000 for the three months ended September 30, 2020. Interest expense on deposits decreased $194,000, or 58.8% to $136,000 for the three months ended September 30, 2021 from $330,000 for the three months ended September 30, 2020 due to a decrease in deposit rates partially offset by an increase in interest-bearing deposit balances. The average balance of interest-bearing deposits increased to $295.7 million for the three months ended September 30, 2021 from $273.5 million for the three months ended September 30, 2020, an increase of $22.1 million, or 8.1%, primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds. The weighted average annualized rate of interest-bearing deposits decreased to 0.18% for the three months ended September 30, 2021 from 0.48% for the three months ended September 30, 2020 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings consists of interest on advances from the FHLB and the FRB. Interest expense on borrowings decreased $75,000, or 43.1% to $99,000 for the three months ended September 30, 2021 from $174,000 for the three months ended September 30, 2020, primarily due to the retirement of $18 million of long-term borrowings from the FHLB in advance of their scheduled maturities during the fourth quarter of 2020. The interest rates on the borrowings retired during the fourth quarter of 2020 were above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. The average balance of borrowings decreased $32.2 million, or 44.6%, to $40.0 million for the three months ended September 30, 2021 from $72.3 million for the three months ended September 30, 2020. The weighted average annualized rate of borrowings increased to 0.99% for the three months ended September 30, 2021 from 0.96% for the three months ended September 30, 2020 primarily due to the repayment of low interest-bearing PPPLF advances in full during the three months ended September 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income increased $184,000, or 5.3%, to $3.6 million for the three months ended September 30, 2021 from $3.4 million for the three months ended September 30, 2020. This increase was due to an $20.6 million, or 4.5%, increase in the balance of interest-earning assets offset by an increase of $10.0 million, or 2.9%, in interest-bearing liabilities during the three months ended September 30, 2021. Annualized net interest margin increased to 3.03% for the three months ended September 30, 2021 from 3.01% for the three months ended September 30, 2020.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a $60,000 provision for loan losses was recorded for the three months ended September 30, 2021, compared to $110,000 for the three months ended September 30, 2020. The provision for loan losses for the three months ended September 30, 2021 and 2020 was based primarily on adjustments in 2020 to our qualitative factors reflecting economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income decreased $34,000, or 7.3%, to $431,000 for the three months ended September 30, 2021 compared to $465,000 for the three months ended September 30, 2020. The decrease in non-interest income during the three months ended September 30, 2021 was due primarily to a $70,000 decrease in gain on sale of loans and a $14,000 decrease in customer service fees, offset by a $19,000 increase in investment services fees and a $26,000 increase to loan servicing income, reflecting an increase in the fair value of our mortgage servicing intangible asset during the three months ended September 30, 2021.

Non-Interest Expense. Non-interest expense increased $74,000, or 2.2%, to $3.4 million for the three months ended September 30, 2021 from $3.3 million for the three months ended September 30, 2020. The increase was primarily due to a $54,000, or 2.7%, increase in salaries and employee benefits, a $48,000, or 16.2%, increase in data processing, partially offset by a $13,000, or 13.3%, decrease in marketing and an $11,000, or 19.3%, decrease in debit card fees. The increase in salary and employee benefits during the three months ended September 30, 2021, was primarily due to normal salary increases offset by the elimination of certain positions and early retirements.

Income Taxes. Income tax expense of $137,000 was recorded for the three months ended September 30, 2021 compared to $82,000 for the three months ended September 30, 2020. The effective tax rate was 22.8% and 17.3% for the three months ended September 30, 2021 and 2020, respectively. The increase in income tax expense was due primarily to the increase in income before income tax expense. Income before income tax expense increased $126,000, or 26.6%, to $600,000 for the three months ended September 30, 2021 from $474,000 for the three months ended September 30, 2020. The increase in the effective tax rate for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to a lack of a state net operating loss carry forward in the current period as it was utilized in 2020.

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

	For the Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$373,438	$3,503	3.75%	$380,533	$3,624	3.81%
Securities	72,014	330	1.83%	50,935	281	2.21%
Other	33,206	27	0.33%	26,542	40	0.60%
Total interest-earning assets	478,658	3,860	3.23%	458,010	3,945	3.45%
Non-interest-earning assets	11,734			11,456
Total assets	$490,392			$469,466
Interest-bearing liabilities:
NOW and demand deposits	$107,973	$33	0.12%	$90,700	$55	0.24%
Money market deposits	73,939	28	0.15%	79,786	85	0.43%
Savings accounts	56,196	9	0.06%	47,874	8	0.07%
Certificates of deposit	57,542	66	0.46%	55,184	182	1.32%
Total interest-bearing deposits	295,650	136	0.18%	273,544	330	0.48%
Borrowings	40,047	99	0.99%	72,257	174	0.96%
Other	1,626	—	—	1,519	—	—
Total interest-bearing liabilities	337,323	235	0.28%	347,320	504	0.58%
Non-interest-bearing deposits	88,618			58,987
Other noninterest-bearing liabilities	3,965			4,308
Total liabilities	429,906			410,615
Total stockholders' equity	60,486			58,851
Total liabilities and stockholders' equity	$490,392			$469,466
Net interest income		$3,625			$3,441
Net interest rate spread (1)			2.95%			2.86%
Net interest-earning assets (2)	$141,335			$110,690
Net interest margin (3)			3.03%			3.01%
Average interest-earning assets to interest-bearing liabilities	141.90%			131.87%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$(67)	$(54)	$(121)
Securities	102	(53)	49
Other	8	(21)	(13)
Total interest-earning assets	43	(128)	(85)
Interest-bearing liabilities:
NOW and demand deposits	9	(31)	(22)
Money market deposits	(6)	(51)	(57)
Savings accounts	1	—	1
Certificates of deposit	7	(123)	(116)
Total interest-bearing deposits	11	(205)	(194)
Borrowings	(80)	5	(75)
Total interest-bearing liabilities	(69)	(200)	(269)
Change in net interest income	$112	$72	$184

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

Net Income. Net income was $2.2 million for the nine months ended September 30, 2021, compared to $1.2 million for the nine months ended September 30, 2020, an increase of $1.0 million, or 86.8%. The increase was due to a $1.3 million increase in net interest and dividend income after provision for loan losses and an increase in noninterest income of $245,000 offset by an increase in noninterest expenses of $99,000 and an increase in income tax expense of $438,000 during the nine months ended September 30, 2021.

Interest and Dividend Income. Interest and dividend income decreased $130,000, or 1.1%, to $11.7 million for the nine months ended September 30, 2021 from $11.8 million for the nine months ended September 30, 2020. The decrease was due primarily to a $111,000, or 1.0%, decrease in interest and fees on loans. Interest and fees on loans for the nine months ended September 30, 2021 and 2020 included $972,000 and $445,000 of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $27.6 million, to $462.4 million for the nine months ended September 30, 2021 from $434.8 million for the nine months ended September 30, 2020. The annualized yield on interest earning-assets decreased 25 basis points to 3.37% for the nine months ended September 30, 2021 from 3.62% for the nine months ended September 30, 2020. The weighted average annualized yield for the loan portfolio decreased 10 basis points to 3.84% for the nine months ended September 30, 2021 from 3.94% for the nine months ended September 30, 2020 primarily as a result of a decrease in market interest rates and low- yielding PPP loans. The weighted average annualized yield for the investment portfolio decreased to 1.87% for the nine months ended September 30, 2021 from 2.39% for the nine months ended September 30, 2020 due primarily to the reinvestment of proceeds from sales and maturities into lower yielding investments as a result of a decrease in market interest rates.

Interest Expense. Total interest expense decreased $1.2 million, or 61.8%, to $747,000 for the nine months ended September 30, 2021 from $2.0 million for the nine months ended September 30, 2020. Interest expense on deposits decreased $800,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to a decrease in deposit rates partially offset by an increase in interest-bearing deposit balances. The average balance of interest-bearing deposits increased $33.1 million, or 12.8%, to $291.1 million for the nine months ended September 30, 2021 from $258.1 million for the nine months ended September 30, 2020, primarily as a result of an increase in the average balance of commercial deposits due, in part, to the deposit of PPP loan proceeds. The weighted average annualized rate on deposits decreased to 0.21% for the nine months ended September 30, 2021 from 0.65% for the nine months ended September 30, 2020 primarily as a result a decrease in market interest rates.

Interest expense on borrowings decreased $406,000, or 58.9%, to $283,000 for the nine months ended September 30, 2021 from $689,000 for the nine months ended September 30, 2020 primarily due to the retirement of $18 million of long-term borrowings from the FHLB in advance of their scheduled maturities during the fourth quarter of 2020. The average balance of borrowings decreased $30.5 million, or 41.7%, to $42.5 million for the nine months ended September 30, 2021 from $73.0 million for the nine months ended September 30, 2020. The weighted average annualized rate of borrowings decreased to 0.89% for the nine months ended September 30, 2021 from 1.26% for the nine months ended September 30, 2020 primarily due to a decrease in market interest rates and low interest-bearing PPPLF advances.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 10.9%, to $10.9 million for the nine months ended September 30, 2021 from $9.9 million for the nine months ended September 30, 2020. This increase was primarily due to a $27.6 million, or 6.4%, increase in the balance of interest-earning assets offset by an increase of $3.2 million, or 1.0%, in interest-bearing liabilities during the nine months ended September 30, 2021. Annualized net interest margin increased to 3.15% for the nine months ended September 30, 2021 from 3.02% for the nine months ended September 30, 2020.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, an $145,000 provision for loan losses was recorded for the nine months ended September 30, 2021, compared to $385,000 for the nine months ended September 30, 2020. The provision for loan losses recorded for the nine months ended September 30, 2021 and 2020 was based primarily on adjustments to our qualitative factors for economic uncertainties as a result of COVID-19.

Non-Interest Income. Non-interest income increased $245,000, or 15.7%, to $1.8 million for the nine months ended September 30, 2021 compared to $1.6 million for the nine months ended September 30, 2020. The increase in non-interest income during the nine months ended September 30, 2021 was due primarily to a $244,000 increase in securities gains, net, a $117,000 increase in loan servicing income, reflecting an increase in the fair value of our mortgage servicing intangible asset, a $38,000 increase in investment services fees and an $18,000 increase in customer service fees, offset by a $200,000 decrease in gain on sale of loans during the nine months ended September 30, 2021.

Non-Interest Expense. Non-interest expense increased $99,000, or 1.0%, to $9.8 million for the nine months ended September 30, 2021 compared to $9.7 million for the nine months ended September 30, 2020. The increase in non-interest expense during the nine months ended September 30, 2021 was primarily due to a $160,000, or 18.7%, increase in data processing, an $82,000, or 12.6%, increase in professional fees and assessments and a $30,000, or 11.7%, increase in marketing, partially offset by a decrease in salaries and employee benefits of $147,000, or 2.5%. The decrease in salaries and employee benefits during the nine months ended September 30, 2021 was due to the elimination of certain positions and early retirements, offset by normal salary increases.

Income Taxes. An income tax expense of $566,000 was recorded for the nine months ended September 30, 2021 compared to $128,000 for the nine months ended September 30, 2020. The effective tax rate was 20.4% and 9.8% for the nine months ended September 30, 2021 and 2020, respectively. Income before income tax expense increased $1.5 million, or 111.8%, to $2.8 million for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. The increase in the effective tax rate for the nine months ended September 30, 2021 as compared to the prior period was primarily due to a lack of state net operating loss carry forward in the current period as it was utilized in 2020.

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

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$372,257	$10,728	3.84%	$367,015	$10,839	3.94%
Securities	62,655	878	1.87%	44,676	800	2.39%
Other	27,515	67	0.32%	23,113	164	0.95%
Total interest-earning assets	462,427	11,673	3.37%	434,804	11,803	3.62%
Non-interest-earning assets	11,855			11,975
Total assets	$474,282			$446,779
Interest-bearing liabilities:
NOW and demand deposits	$105,714	$101	0.13%	$82,295	$152	0.25%
Money market deposits	73,241	83	0.15%	72,911	381	0.70%
Savings accounts	53,449	25	0.06%	44,455	22	0.07%
Certificates of deposit	58,744	255	0.58%	58,411	709	1.62%
Total interest-bearing deposits	291,148	464	0.21%	258,072	1,264	0.65%
Borrowings	42,508	283	0.89%	72,967	689	1.26%
Other	2,226	—	—	1,614	—	—
Total interest-bearing liabilities	335,882	747	0.30%	332,653	1,953	0.78%
Non-interest-bearing deposits	74,837			52,080
Other noninterest-bearing liabilities	3,800			3,860
Total liabilities	414,519			388,593
Total stockholders' equity	59,763			58,186
Total liabilities and stockholders' equity	$474,282			$446,779
Net interest income		$10,926			$9,850
Net interest rate spread (1)			3.07%			2.84%
Net interest-earning assets (2)	$126,545			$102,151
Net interest margin (3)			3.15%			3.02%
Average interest-earning assets to interest-bearing liabilities	137.68%			130.71%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$153	$(264)	$(111)
Securities	276	(198)	78
Other	27	(124)	(97)
Total interest-earning assets	456	(586)	(130)
Interest-bearing liabilities:
NOW and demand deposits	36	(87)	(51)
Money market deposits	2	(300)	(298)
Savings accounts	4	(1)	3
Certificates of deposit	4	(458)	(454)
Total interest-bearing deposits	46	(846)	(800)
Borrowings	(238)	(168)	(406)
Total interest-bearing liabilities	(192)	(1,014)	(1,206)
Change in net interest income	$648	$428	$1,076

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At September 30, 2021 and December 31, 2020, we had $39.0 million and $34.1 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $97.0 million and $112.6 million, respectively. At September 30, 2021 and December 31, 2020, we also had $-0- and $18.2 million of PPPLF advances secured by pledges of PPP loans from the FRB, respectively. Additionally, at September 30, 2021 and December 31, 2020, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At September 30, 2021 and December 31, 2020, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $2.7 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, net of principal collections, and the purchase of securities available for sale, offset by proceeds from the sale and maturity of securities available for sale, was $26.6 million and $45.3 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB and FRB advances, was $48.6 million and $65.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The net proceeds from the 2019 stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity for the nine months ended September 30, 2021 was adversely affected.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2021, the Company (on an unconsolidated basis) had liquid assets of $9.7 million. On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares currently outstanding and approximately 5.0% of the currently outstanding shares owned by stockholders other than the MHC. See Note 11 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report for a discussion of the Company’s common stock repurchases. As of September 30, 2021, the Company had repurchased 70,941 shares of its common stock at a weighted average share price of $9.45 per share.

At September 30, 2021, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 10 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of September 30, 2021.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$47,109	$(7,185)	(13.2)%	11.0%	9
300 bp	50,086	(4,208)	(7.8)	11.3	35
200 bp	52,803	(1,491)	(2.7)	11.4	52
100 bp	54,951	657	1.2	11.4	53
0	54,294	—	—	10.9	—
(100) bp	43,316	(10,978)	(20.2)	8.5	(237)

The percent change to NPV in the -100 bp change in interest rates scenario was -20.2% at September 30, 2021 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV resulting in a mathematical aberration.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of September 30, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 2.7% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 20.2% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of September 30, 2021, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2021, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as First Seacoast Bancorp is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

July 1, 2021 - July 31, 2021	2,766	$9.86	2,766	66,635
August 1, 2021 - August 31, 2021	418	9.82	418	66,217
September 1, 2021 - September 30, 2021	279	9.89	279	65,938
Total	3,463		3,463

There were no sales of unregistered securities during the three months ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: November 12, 2021	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: November 12, 2021	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer