Form 10-K
period 2021-12-31
First Seacoast Bancorp
filed 2022-03-25
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $24.8 million.

As of March 14, 2022, there were 6,102,754 outstanding shares of the registrant’s common stock, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 26, 2022, are incorporated by reference into Part III of this report.

PART I

Unless the context requires otherwise, all references to the “Company,” “we,” “us” and “our” refer to First Seacoast Bancorp.

Forward-Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

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

First Seacoast Bancorp

First Seacoast Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is the savings and loan holding company for First Seacoast Bank (the “Bank”).  First Seacoast Bancorp conducts its operations primarily through its wholly-owned subsidiary, First Seacoast Bank. At December 31, 2021, First Seacoast Bancorp had total consolidated assets of $487.1 million, loans of $376.6 million, deposits of $393.2 million and stockholders’ equity of $60.5 million.

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

First Seacoast Bancorp, MHC

First Seacoast Bancorp, MHC is a federal mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of First Seacoast Bancorp’s common stock. At December 31, 2021, 55% of First Seacoast Bancorp’s outstanding shares are owned by First Seacoast Bancorp, MHC.

First Seacoast Bancorp, MHC’s principal assets are the common stock of First Seacoast Bancorp it received in the reorganization and offering and $100,000 in cash as its initial capitalization. Presently, the only business activity of First Seacoast Bancorp, MHC is its ownership of a majority of First Seacoast Bancorp’s common stock. First Seacoast Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities.

First Seacoast Bank

First Seacoast Bank, a federally-chartered savings bank headquartered in Dover, New Hampshire, has served residents of the Seacoast area of New Hampshire since 1890. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank, in one- to four-family residential real estate loans, commercial real estate and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans.  In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

Our results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from customer service fees. The results of operations are also affected by the level of operating expenses, the provision for loan losses, the impact of federal and state income taxes, the relative levels of interest rates and local and national economic activity.

Investment management services are offered through FSB Wealth Management. FSB Wealth Management is a division of First Seacoast Bank. The division currently consists of two financial advisors who are located at 629 Central Avenue, Dover, New Hampshire, adjacent to our main office. FSB Wealth Management provides access to non-FDIC insured products that include retirement planning, portfolio management, investment and insurance strategies, business retirement plans and college planning to individuals throughout our primary market area. These investments and services are offered through a third-party registered broker-dealer and investment advisor. FSB Wealth Management receives fees from advisory services and commissions on individual investment and insurance products purchased by clients.

The assets held for wealth management customers are not assets of the Bank and, accordingly, are not reflected in the Company’s consolidated balance sheets. Assets under management totaled approximately $88.0 million and $58.4 million at December 31, 2021 and 2020, respectively. On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $347,000 (included in other assets at December 31, 2021), of which $172,000 was paid at closing. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By May 31, 2022, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier, the balance of the purchase price will be paid to the seller. As of December 31, 2021, approximately $17.4 million of purchased client accounts are included in total assets under management. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the year ended December 31, 2021, $13,000 of amortization expense was recorded.

First Seacoast Bank is active in the communities we serve. The Bank makes investments in community development lending and investments in low-income housing all of which strive to improve the communities we serve.  In 2019, First Seacoast Bancorp established First Seacoast Community Foundation, Inc., a charitable foundation dedicated to supporting charitable organizations operating in the Bank’s local community.

First Seacoast Bank is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Available Information

The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our Internet website is www.firstseacoastbank.com. You can obtain on our website, free of charge, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

The New Hampshire and southern Maine Seacoast region’s economy is fairly diversified, with employment in education, healthcare, government, services, retail and manufacturing sectors. Our Strafford County branches are located in the cities of Dover, Durham, Barrington and Rochester, New Hampshire. Top employment sectors in Strafford County include healthcare, government, education, insurance, retail and textile manufacturing. Our Rockingham County branch is located in the city of Portsmouth, New Hampshire. Top employment sectors in Rockingham County include healthcare, government, insurance, pharmaceuticals and biotech. Additionally, although we do not have a branch office in York County, Maine, many of our customers work and reside in York County, which is contiguous to Strafford County. Our Dover headquarters is conveniently located approximately 65 miles from Boston and less than 50 miles from each of Manchester, New Hampshire and Portland, Maine.

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

The Company will continue to rely upon local promotional activities, personal relationships established by officers, directors and employees with their customers and specialized services tailored to meet the needs of the communities served. Management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs.

Lending Activities

Historically, our lending activities have emphasized one- to four-family residential real estate loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include commercial real estate loans and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate and commercial and industrial loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, providing timely responses on loan applications and by offering competitive pricing of loan products.

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

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential real estate	$234,199	62.4%	$213,718	58.2%
Commercial real estate	72,057	19.2%	66,166	18.0%
Acquisition, development and land	21,365	5.7%	23,145	6.3%
Commercial and industrial	26,851	7.2%	45,262	12.3%
Home equity loans and lines of credit	6,947	1.9%	9,583	2.6%
Multi-family	8,998	2.4%	6,619	1.8%
Consumer	4,574	1.2%	2,944	0.8%
Total loans	$374,991	100.0%	$367,437	100.0%
Net deferred loan costs	1,650		705
Allowance for loan losses	(3,590)		(3,342)
Net loans	$373,051		$364,800

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2021.  Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2021	One- to Four- Family Residential Real Estate	Commercial Real Estate	Acquisition, Development and Land	Commercial and Industrial
	(In thousands)
Amounts due in:
One year or less	$23	$1,860	$751	$2,207
More than one to five years	1,708	11,829	1,450	21,571
More than five years to fifteen years	47,459	38,688	7,928	2,363
More than fifteen years	185,009	19,680	11,236	710
Total	$234,199	$72,057	$21,365	$26,851

December 31, 2021	HELOC	Multi-family	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$333	$—	$20	$5,194
More than one to five years	480	479	965	38,482
More than five years to fifteen years	2,276	7,792	347	106,853
More than fifteen years	3,858	727	3,242	224,462
Total	$6,947	$8,998	$4,574	$374,991

Fixed vs. Adjustable Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	December 31, 2021
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential real estate	$226,641	$7,535	$234,176
Commercial real estate	29,680	40,517	70,197
Acquisition, development and land	14,847	5,767	20,614
Commercial and industrial	23,331	1,313	24,644
Home equity loans and lines of credit	87	6,527	6,614
Multi-family	5,133	3,865	8,998
Consumer	4,505	49	4,554
Total	$304,224	$65,573	$369,797

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, substantially all of which are collateralized by the primary residence of the borrower. At December 31, 2021, we had $234.2 million of loans secured by one- to four-family residential real estate, representing 62.4% of our total loan portfolio. Generally, all of our one- to four-family residential real estate loans are secured by properties located in the New Hampshire and southern Maine Seacoast region. Purchased loans are secured by properties located in the greater Boston market in a contiguous state.

Our one- to four-family residential real estate loans have terms of up to 30 years and are generally underwritten according to Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) guidelines in amounts up to the maximum conforming loan limits as established by Freddie Mac. We refer to loans that conform to such guidelines as “conforming loans.” To a lesser extent, we also originate loans above the conforming limits, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans.

At December 31, 2021, 96.8% of our one- to four-family residential real estate loans were fixed-rate loans. We sell a portion of fixed-rate conforming loans that we originate on a servicing-retained basis. Secondary market investors that purchase our loans may include Freddie Mac, the New Hampshire Housing Finance Authority and other investors.

At December 31, 2021, 3.2% of our one- to four-family residential real estate loans were adjustable-rate loans. Our adjustable-rate mortgage loans have initial repricing terms of one, three or five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One-Year U.S. Treasury Constant Maturity rate, plus a margin. The majority of such loans have an annual interest rate adjustment cap of 2.0% and a lifetime adjustment cap ranging from 4.0% to 6.0%. We typically hold our adjustable-rate one- to four-family residential real estate loans in our portfolio.

Loan-to-value ratios are determined by collateral type and occupancy level. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80%. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit, pursuant to requirements set by the insurance provider.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e. loans that generally target borrowers with weakened credit histories).

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

Commercial Real Estate and Multi-Family Real Estate Loans. Consistent with our strategy to diversify our loan portfolio and increase our yield, we have focused on the origination of commercial real estate and multi-family real estate loans. At December 31, 2021, we had $81.1 million in commercial real estate and multi-family real estate loans, representing 21.6% of our total loan portfolio. Of this aggregate amount, we had $52.8 million in owner-occupied commercial real estate loans, $19.3 million in non-owner-occupied commercial real estate loans and $9.0 million in multi-family real estate loans.

Our commercial real estate loans are secured by a variety of properties in our primary market area, including retail spaces, distribution centers, office buildings, manufacturing and warehouse properties, convenience stores and other local businesses, without any material concentrations in property type. Our multi-family real estate loans are secured by properties consisting of five or more rental units in our market area, including apartment buildings and student housing.

Commercial and multi-family real estate loans generally have higher balances and entail greater credit risks compared to one- to four-family residential real estate loans. The repayment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions, such as the economic uncertainties of COVID-19, that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties. If we foreclose on a commercial or multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial and multi-family real estate loans can be unpredictable and substantial.

The Company has limited or no direct exposure to industries hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our total loan portfolio at December 31, 2021.

Our commercial and multi-family real estate loans are generally originated as 10-year balloon loans, which reprice after five years and are amortized over 20 years. Interest rates on such loans are generally indexed to the Federal Home Loan Bank Five-Year Regular Classic Rate, plus a margin. The maximum loan-to-value ratio of our commercial and multi-family real estate loans is generally 80% of the lower of purchase price or appraised value of the properties securing the loan and generally requires a minimum debt-service coverage ratio of 1.2x.

We consider a number of factors in originating commercial and multi-family real estate loans. In addition to the debt-service coverage ratio, we evaluate the loan purpose, the quality of collateral and the borrower’s qualifications, experience, credit history, cash flows and financial statements and sources of repayment. Personal guarantees are generally obtained from the principals of closely-held companies. We gather information on environmental risks associated with commercial properties and also require appropriate insurance coverage on properties securing real estate loans. In addition, the borrower’s and guarantor’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates. We also purchase and participate in commercial and multi-family real estate loans from other financial institutions. Such loans are subject to the same underwriting criteria and loan approval requirements applied to loans originated by First Seacoast Bank.

At December 31, 2021, the average loan balance outstanding in the commercial real estate loans portfolio was $381,000, and the largest individual commercial real estate loan outstanding was a $4.0 million participation loan secured by a commercial building. This loan was performing in accordance with its original repayment terms at December 31, 2021. At December 31, 2021, the average loan balance outstanding in the multi-family real estate loans portfolio was $694,000, and the largest individual multi-family real estate loan outstanding was a $4.8 million participation loan secured by a 204-unit property. This loan was performing in accordance with its original repayment terms at December 31, 2021.

Acquisition, Development and Land Loans. At December 31, 2021, acquisition, development and land loans were $21.4 million, or 5.7%, of our total loan portfolio. These loans consist of residential construction loans, commercial and multi-family real estate construction loans and land loans. At December 31, 2021, the average loan balance outstanding in the acquisition, development and land loan portfolio was $329,000.

We originate loans to finance the construction or rehabilitation of owner-occupied one- to four-family residential properties to the prospective homeowners primarily located in our market area. Upon completion of construction, such loans convert to permanent mortgage loans. At December 31, 2021, residential construction loan balances were $7.7 million, or 2.0% of our total loan portfolio, with an additional $13.5 million available for advance to borrowers.  Residential construction loans are generally structured as interest-only for nine months, with a loan-to-value ratio generally not exceeding 80% of the appraised value on a completed basis or the loan-to-cost of completion, whichever is less. However, if private mortgage insurance is obtained, we will consider a loan-to-value ratio up to 97%. We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within nine months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 30 years total or 15 years for manufactured homes. The interest rate may be fixed or adjustable. At December 31, 2021, our largest individual residential construction loan outstanding was $589,000, and it was performing in accordance with its original repayment terms.

We also originate loans to finance the construction of commercial properties, primarily owner-occupied properties located in our market area. Upon completion of construction, such loans generally convert to permanent commercial mortgage loans. At December 31, 2021, commercial construction loan balances totaled $12.6 million, or 3.4% of our total loan portfolio, with an additional $3.9 million available for advance to borrowers. Commercial real estate construction loans are generally structured as interest-only for up to 18 months, with a loan-to-value of 80% of the appraised value on a completed basis or a loan-to-cost of completion ratio of up to 85%. We also originate commercial constructions loans with an initial loan-to-value ratio of 90% when coupled with the U.S. Small Business Administration 504 Loan program. During the year ended December 31, 2021, we originated two construction loans secured by owner-occupied properties under the Small Business Administration 504 Loan program, with aggregate original principal balances of $1.9 million. We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within 18 months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 20 years total (including the construction phase). The interest rate may be fixed or adjustable. At December 31, 2021, our largest commercial real estate construction loan had an outstanding balance of $3.3 million, and it was performing in accordance with its original repayment terms.

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

We also originate loans to finance the acquisition and development of land. Land development loans are generally secured by vacant land located in our primary market and in process of improvement. At December 31, 2021, land development loan balances were $1.0 million, or 0.3%, of our total loan portfolio. We generally originate commercial land development loans with loan-to-value ratios of up to 70% where all approvals and permits for improvements are already in place and up to 50% where approvals and permits are not yet in place. The maximum construction term is generally 9 months for residential development properties and 18 months for commercial development properties.  At December 31, 2021, our largest land loan had an outstanding balance of $140,000, and it was performing in accordance with its original repayment terms.

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

Commercial and Industrial Loans. At December 31, 2021, we had $26.9 million of commercial and industrial loans representing 7.2% of our total loan portfolio. On March 27, 2020, the U.S. Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP loans”). The PPP, a $350 billion program, was designed to aid small- and medium-sized business through federally guaranteed SBA loans distributed through banks. The CARES Act provided that PPP loans are fully guaranteed as to principal and interest by the SBA. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief provisions contained in the CARES act to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation also included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. The 2021 Consolidated Appropriations Act also continued to suspend the requirements under U.S. GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring (“TDR”) and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes. During the year ended December 31, 2021 and 2020, the Bank originated 134 and 286 PPP loans, respectively, with aggregate principal balances of $13.1 million and $33.0 million, respectively. At December 31, 2021 and 2020, our commercial and industrial loans included 52 and 240 PPP loans, respectively, with aggregate outstanding principal balances of $5.5 million and $21.2 million, respectively.

We originate commercial and industrial loans, including equipment loans and business acquisition loans, and lines of credit to businesses operating in our local market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture. Borrowers include professional organizations, family-owned businesses and not-for-profit businesses. These loans are generally secured by non-real estate business and personal assets, including equipment, inventory, accounts receivable and marketable securities, although we may support this collateral with liens on real property such as buildings and equipment. We generally require our commercial business borrowers to maintain their primary deposit accounts with us, which improves our overall interest rate spread and profitability.

Our commercial and industrial loans include term loans and revolving lines of credit and are made with either variable or fixed rates of interest. Variable interest rates are indexed to the Prime Rate as published in the Wall Street Journal, plus a margin. Commercial and industrial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans.

When originating commercial and industrial loans, we consider the financial history of the borrower, the debt service capabilities and cash flows of the borrower and other guarantors and the value of the underlying collateral. We generally require personal guarantees by the principals, as well as other appropriate guarantors, when personal assets are in joint names or a principal’s net worth is not sufficient to support the loan. Commercial and industrial loans can have a loan-to-value ratio of up to 80% of the value of the collateral securing the loan.

To assist small businesses with their credit needs for working capital, equipment and new real estate construction or acquisition, we originate commercial and industrial loans under the Small Business Administration 7(a) and Express Guarantee programs. Typically, a 7(a) loan includes a 75% guarantee and an Express loan includes a 50% guarantee from the U.S. Government. At December 31, 2021, we had seven loans outstanding with an aggregate principal balance of $1.7 million with Small Business Administration 7(a) guarantees totaling $1.1 million and 5 Small Business Administration Express loans with an aggregate principal balance of $282,000 with guarantees totaling $141,000.

We intend to expand our commercial and industrial lending activities in order to diversify our loan portfolio, increase our yield and offer a full range of products to our commercial customers. However, these loans have greater credit risk than one- to four-family residential real estate loans. Our commercial and industrial loans are made based primarily on historical and projected cash flows of the borrower, the borrower’s experience and stability and the value and marketability of the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not materialize as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself and the general economic environment in our market area. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts. Accordingly, financial information is obtained from the borrowers to evaluate cash flow sufficiency and is periodically updated during the life of the loan.

At December 31, 2021, the average loan balance outstanding in the commercial and industrial loans portfolio was $166,000, and the largest individual commercial and industrial loan outstanding was $3.2 million secured by marketable securities. This loan was performing in accordance with its original repayment terms at December 31, 2021.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral, generally within our primary market area. At December 31, 2021, outstanding balances on home equity loans and lines of credit totaled $6.9 million, or 1.9% of our total loan portfolio, and the lines of credit had an additional $19.1 million available to draw.

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

Consumer Loans. We offer consumer loans to individuals who reside or work in our market area. Consumer lending has historically been a minor area of lending diversification for us. Consumer loans, other than consumer loans secured by manufactured housing properties, generally consist of installment loans extended directly to the borrower. These loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. It is expected that growth for this segment of our consumer loan portfolio will be limited, with such loans extended primarily to pre-existing First Seacoast Bank customers.

Additionally, during 2019, we began to purchase consumer loans secured by manufactured housing properties to supplement our consumer loan origination efforts. We purchased $2.0 million and $1.5 million of these loans during 2021 and 2020, respectively. These loans are secured by properties located in the greater Seacoast region. As of December 31, 2021, the portfolio of these loans had aggregate outstanding principal balances of $3.5 million and were performing in accordance with their original repayment terms. We expect that growth in this segment of our consumer loan portfolio will continue to increase in the future. At December 31, 2021, consumer loans totaled $4.6 million, or 1.2% of our total loan portfolio, of which $614,000 was unsecured.

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

We consider our balance sheet, as well as market conditions, on an ongoing basis in making decisions as to whether to hold one- to four-family residential real estate loans we originate in our portfolio for investment or to sell such loans to investors, based on profitability and risk management considerations. We sell selected conforming, 15-year and 30-year fixed-rate one- to four-family residential real estate loans that we originate, on a servicing-retained basis, when we are able to, and strategically retain non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our one- to four-family residential loan portfolio. For the years ended December 31, 2021 and 2020, we sold $6.2 million and $12.0 million, respectively, of our one- to four-family residential real estate loans.

In addition to purchasing consumer loans secured by manufactured housing properties, as discussed above under “Consumer Loans,” we purchase one- to four-family jumbo residential real estate loans to supplement our own origination efforts. During 2021 and 2020, we purchased $14.1 million and $9.9 million, respectively, of one- to four-family jumbo residential real estate loans secured by properties located in the greater Boston market. As of December 31, 2021, the portfolio of purchased residential real estate loans had outstanding principal balances of $26.2 million and were performing in accordance with their original repayment terms. We also purchase participation interests in commercial and multi-family real estate loans in which we are not the lead originating lender. At December 31, 2021 and 2020, we had outstanding participation interests totaling $21.3 million and $16.0 million, respectively. All loan purchases and participations interests are subject to the same underwriting criteria and loan approvals that apply to loans that we originate for our portfolio. The properties are independently appraised and subject to field inspections by our loan officers.

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

Loans-to-One Borrower

Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, based on the 15% limitation, our loans-to-one-borrower limit was approximately $7.9 million. At December 31, 2021, our largest loan relationship with one borrower was for a $4.8 million participation loan secured by a 204-unit property which was performing in accordance with its original repayment terms.

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

When a commercial loan or commercial real estate loan becomes 10 days past due, we contact the customer by mailing a late notice. The loan officer assigned to the account may also contact the borrower. If the loan continues to be past due, the loan officer will continue to contact the borrower to determine the cause of the past due payment(s) and arrange for payments. If a loan payment becomes 30 days past due, it will be reviewed by the Loan Officers Review Committee to develop a plan to bring the past due payment(s) current and determine if the likelihood of repayment is in question. The loan will also be evaluated for a change to the risk rating. If necessary, we will engage an attorney to pursue further collection efforts.

Delinquent Loans. The following table sets forth our loan delinquencies at the dates indicated.

	At December 31,
	2021			2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$—	$487	$235	$42	$—	$62
Commercial real estate	—	—	—	—	—	—
Acquisition, development and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	822
Home equity loans and lines of credit	117	129	—	143	—	—
Multi-family	—	—	—	—	—	—
Consumer	6	—	—	—	—	—
Total	$123	$616	$235	$185	$—	$884

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. TDRs include loans for which either a portion of interest or principal has been forgiven or loans modified at interest rates materially less than current market rates. At December 31, 2021, our one TDR was non-accruing. We did not have any TDRs at December 31, 2020.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$722	$62
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	822
Home equity loans and lines of credit	115	—
Multi-family	—	—
Consumer	—	—
Total non-accrual loans	$837	$884

Accruing loans past due 90 days or more	$—	$—

Accruing troubled debt restructuring loans	$—	$—

Total non-performing loans	$837	$884

Total real estate owned	$—	$—

Total non-performing assets	$837	$884

Total non-performing loans as a percent of total loans	0.22%	0.24%

Total non-performing assets as a percent of total assets	0.17%	0.20%

Non-performing Loans. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.

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

Non-performing loans were $837,000, or 0.22% of total loans, at December 31, 2021, compared to $884,000, or 0.24% of total loans, at December 31, 2020. At December 31, 2021, non-performing loans consist primarily of a residential mortgage loan and HELOC to deceased borrowers which had outstanding balances totaling $602,000. The property has an estimated market value of approximately $1.2 million. Additionally, our one non-accruing TDR, a $195,000 non-performing residential mortgage loan was repurchased from Freddie Mac and restructured. At December 31, 2020, non-performing loans consisted primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $822,000 and was secured by all business assets and personal real estate holdings of the guarantors.  The SBA guaranteed 75% of this loan balance. Although this loan was performing according to its original terms at December 31, 2020, it was considered non-

performing due to the financial condition and prospects of the borrower. The loan was repaid in full during 2021 with proceeds from the sale of certain personal real estate holdings of the guarantors.

Troubled Debt Restructurings. Loans are considered TDRs when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Seacoast Bank grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk or some combination thereof to facilitate payment. TDRs are considered impaired loans.

Loans on non-accrual status at the date of modification are initially classified as a non-accrual TDR. Our policy provides that TDR loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments.

As noted above, at December 31, 2021, we had one non-accruing TDR. This delinquent residential mortgage loan was originated during 2010 with Federal Housing Administration (“FHA”) insurance and sold to an investor with servicing retained by the Bank. The FHA insurance lapsed and the loan was repurchased from the investor and a modification agreement was executed directly with the borrowers. The modification agreement defers delinquent interest and escrow payments to the end of the loan. The loan was determined to be a TDR as it did not meet the qualifications of Section 4013 of the CARES Act. At December 31, 2021, this loan had a fair value of $195,000 which was determined through a calculation of the present value of estimated future cash flows. The allowance for loan losses includes a specific reserve for this TDR of $-0- as of December 31, 2021. There are no commitments to lend additional funds to these borrowers.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2021, we had no foreclosed assets.

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

On the basis of this review of our assets, our classified assets (including commercial, residential and consumer loans) at the dates indicated were as follows:

	At December 31,
	2021	2020
	(In thousands)
Substandard assets	$969	$337
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$969	$337
Special mention assets	$2,701	$6,941

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Allowance at beginning of the year	$3,342	$2,875
Provision for loan losses	205	480
Charge-offs:
One- to four-family residential real estate	—	—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	—	(35)
Total charge-offs	$—	$(35)
Recoveries:
One- to four-family residential real estate	$1	$19
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	39	2
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	3	1
Total recoveries	$43	$22
Net recoveries (charge-offs)	$43	$(13)

Allowance at end of year	$3,590	$3,342

Net recoveries (charge-offs) as a percent of average loans outstanding during the year:
One- to four-family residential real estate	—	0.01%
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	0.01%	—
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	—	(0.01)%

Allowance as a percent of total loans outstanding at year end	0.95%	0.91%

Total non-accrual loans as a percent of total loans at year end	0.22%	0.24%

Allowance as a percent of total non-accrual loans at year end	428.91%	378.05%

Net recoveries (charge-offs) as a percent of average loans outstanding during the year	0.01%	—

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

	At December 31,
	2021			2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$2,139	60.04%	62.45%	$1,656	54.47%	58.16%
Commercial real estate	833	23.38%	19.22%	753	24.78%	18.01%
Acquisition, development and land	178	5.00%	5.70%	174	5.72%	6.30%
Commercial and industrial	194	5.45%	7.16%	267	8.78%	12.32%
Home equity loans and lines of credit	63	1.77%	1.85%	78	2.57%	2.61%
Multi-family	80	2.25%	2.40%	60	1.97%	1.80%
Consumer	75	2.11%	1.22%	52	1.71%	0.80%
Total allocated allowance	$3,562	100.00%	100.00%	$3,040	100.00%	100.00%
Unallocated	28			302
Total	$3,590			$3,342

The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding COVID-19, the Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at December 31, 2021 and 2020 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. See Note 6 to the notes to our consolidated financial statements included in this annual report beginning on page 63 for a complete discussion of our allowance for loan losses.

Investment Activities

The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting and reviewing annually our investment policy. Our Asset/Liability Management Committee (“ALCO”) is responsible for implementing our investment policy. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer, Chief Financial Officer and Finance Officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. All of our investment securities are classified as available-for-sale.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank, time deposits of federally insured institutions, investment grade corporate bonds, corporate subordinated debt and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank stock. While we have the authority under applicable law to invest in derivative securities, we have no investments in derivative securities.

U.S. Government-Sponsored Enterprises Obligations. At December 31, 2021, we had government-sponsored enterprise obligations issued by various U.S. Government agencies totaling $6.0 million, which constituted 6.5% of our securities portfolio. The Company invests primarily in Federal Farm Credit Bank and Federal Home Loan Bank bonds.

U.S. Government Agency Small Business Administration Pools. At December 31, 2021, we had government-sponsored small business investment company (“SBIC”) pools issued and guaranteed by the SBA totaling $5.0 million, which constituted 5.5% of our securities portfolio. An SBIC is a privately owned and managed investment fund licensed and regulated by the SBA. An SBIC uses its own capital, plus funds borrowed with an SBA guarantee, to make equity and debt investments in qualifying small businesses.

Municipal Bonds. At December 31, 2021, we had municipal bonds totaling $50.6 million, which constituted 55.4% of our securities portfolio, with an average maturity of 18 years and 6 months. These securities often provide slightly higher after-tax yields than U.S. Government and agency securities and residential mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio. We invest primarily in bank- and nonbank-qualified tax-advantaged municipal securities of a satisfactory investment quality rating.

U.S. Government-Sponsored Mortgage-Backed Securities. At December 31, 2021, we had government-sponsored mortgage-backed securities and collateralized mortgage obligations issued by the FHLMC, Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Government National Mortgage Association (“GNMA”) totaling $26.7 million, which constituted 29.2% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family residential mortgages.

Corporate Subordinated Debt. At December 31, 2021, we had corporate subordinated debt totaling $3.1 million, which constituted 3.4% of our securities portfolio. These fixed-to-floating subordinated notes were issued by banks located in our market area.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank and repurchase agreements, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses.

At December 31, 2021, our core deposits, which are deposits other than time deposits, were $334.9 million, representing 85.2% of total deposits. As part of our business strategy, we intend to continue efforts to increase our core deposits while allowing higher-cost time deposits to run off upon maturity. We generally require commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2021, our deposits totaled $393.2 million.

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

We also rely on customer service, convenience of our branch office locations, advertising and pre-existing relationships to gather and develop deposit relationships. Developing comprehensive banking relationships is a top priority for us and is a focus of our commercial lending team and business development officers. In recent years, we have introduced new business deposit products to appeal to our commercial borrowers. At December 31, 2021, our ratio of commercial deposits to commercial loans (including commercial real estate loans, acquisition, development and land loans and commercial and industrial loans) was 93.46%.

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

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2021			2020
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing accounts	$98,624	25.08%	—	$64,571	19.72%	—
NOW and demand deposits	107,611	27.36%	0.36%	96,765	29.56%	0.64%
Money market deposits	71,317	18.14%	0.08%	69,320	21.17%	0.14%
Savings deposits	57,365	14.59%	0.05%	48,057	14.68%	0.09%
Time deposits	58,326	14.83%	0.56%	48,668	14.87%	0.88%
Total	$393,243	100.00%	0.20%	$327,381	100.00%	0.36%

As of December 31, 2021 and 2020, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was $88.3 million and $55.6 million, respectively. At December 31, 2021, uninsured time deposits totaled $1.8 million. The following table sets forth the maturity of uninsured time deposits as of December 31, 2021.

(In thousands)
Maturity Period:
Three months or less	$1,167
Over three through six months	124
Over six through twelve months	94
Over twelve months	396
Total	$1,781

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank upon the security of our capital stock in the Federal Home Loan Bank and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. At December 31, 2021, we had $29.5 million in advances from the Federal Home Loan Bank and $109.7 million of additional borrowing capacity. During November and December 2021, the Bank retired a total of $20.0 million of long-term borrowings from the Federal Home Loan Bank in advance of their scheduled maturities. The interest rates on these borrowings were above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. Interest expense, calculated as the present value of the total interest to be paid over the original scheduled maturity period, amounted to $281,000.

During 2020, the Bank established a Paycheck Protection Program Liquidity Facility (“PPPLF”) with the Federal Reserve Bank of Boston which was secured by pledges of our PPP loans. The interest rate applicable to any advance made under the PPPLF was 35 basis points. As of December 31, 2021, no PPPLF advances were outstanding and all associated collateralized PPP loans were paid or forgiven.

The Bank has an overnight line of credit with the Federal Home Loan Bank that may be drawn up to $3.0 million. We may access additional advances if we purchase additional Federal Home Loan Bank capital stock. Additionally, at December 31, 2021, we had $5.0 million of unsecured Fed funds borrowing lines of credit with two correspondent banks. The entire balance of these credit facilities was available as of December 31, 2021.

Personnel and Human Capital

We believe that the success of a business is largely due to the quality of its employees, the development of each employee's full potential, and the Company's ability to provide the appropriate recognition and fulfilling rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. As of December 31, 2021, we had 83 total employees and 81 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Employee retention helps us operate efficiently and achieve our business objectives. We believe our commitment to prioritizing concern for our employees’ well-being, supporting their career goals, offering competitive wages and providing valuable fringe benefits contributes to the retention of our top-performing employees. In addition, all eligible employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees.

Subsidiaries

First Seacoast Bank is the sole and wholly-owned subsidiary of First Seacoast Bancorp. FSB Service Corporation, Inc., which is inactive, is the sole and wholly-owned subsidiary of First Seacoast Bank.

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

As a savings and loan holding company, First Seacoast Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. First Seacoast Bancorp is also be subject to the rules and regulations of the SEC under the federal securities laws.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum regulatory capital standards: a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-

sale-securities). First Seacoast Bank did exercise the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Federal legislation required federal banking agencies, including the Office of the Comptroller of the Currency, to establish for institutions with consolidated total assets of less than $10 billion a "community bank leverage ratio" (“CBLR”). The CBLR is an alternative framework that can be used to calculate a bank’s capital ratio.  Qualifying banking organizations may opt in or opt out quarterly of using the community bank leverage framework which significantly simplifies the calculation of the capital ratio by relying on total average assets and therefore eliminating the need to calculate risk-based assets.  Institutions with consolidated total assets of less than $10 billion and total off-balance sheet exposures of 25% or less of consolidated total assets may opt into the CBLR. The agencies finalized a rule, effective January 1, 2020, that set the CBLR at 9% tier 1 capital to average total consolidated assets. Pursuant to 2020 federal legislation, the CBLR was temporarily lowered to 8%, transitioning back to 9% by year-ended 2021. Throughout 2021, the Bank did not make an election to use the CBLR. At December 31, 2021, First Seacoast Bank’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2021, First Seacoast Bank complied with the loans-to-one borrower limitations.

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

At December 31, 2021, First Seacoast Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, First Seacoast Bank satisfied the QTL test.

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

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. First Seacoast Bank received an “Outstanding” rating in its most recent Community Reinvestment Act federal evaluation.

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

Federal Home Loan Bank System. First Seacoast Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, First Seacoast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2021, First Seacoast Bank complied with this requirement.

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

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Savings and loan holding companies with less than $3.0 billion in consolidated assets, like First Seacoast Bancorp and First Seacoast Bancorp, MHC, are generally not subject to the minimum consolidated capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. By law, all savings and loan holding companies must serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of First Seacoast Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. For the repurchase plan authorized by the board of directors on September 23, 2020, as described in Item 5 below, a notice was filed with the Federal Reserve Bank of Boston. The Federal Reserve Bank of Boston did not object to our repurchase plan.

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

Federal Securities Laws

First Seacoast Bancorp’s class of common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, First Seacoast Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Net Operating Loss Carryovers. A financial institution may carry net operating losses forward to the succeeding 20 taxable years. At December 31, 2021, First Seacoast Bank had no net operating loss carryovers.

Charitable Contribution Carryovers. A financial institution’s deduction for charitable contributions is limited to 10% of its federal taxable income with the excess carried forward to the succeeding five taxable years. Any contributions remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2021, First Seacoast Bank had approximately $443,000 of charitable contribution carryovers.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2021, First Seacoast Bank had no capital loss carryovers.

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

As of December 31, 2021, the net book value of our land, building and equipment was $4.6 million.  The following table sets forth information regarding our offices as of December 31, 2021:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1890	$1,439
633 Central Avenue
Dover, NH 03820
Branch Offices:
6 Eastern Avenue	Owned	1974	$978
Barrington, NH 03825
7A Mill Road	Leased	1979	$39
Durham, NH 03824
1650 Woodbury Avenue	Owned	1987	$949
Portsmouth, NH 03801
17 Wakefield Street	Owned	2009	$1,161
Rochester, NH 03867

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of First Seacoast Bancorp has been listed on The Nasdaq Capital Market under the symbol “FSEA” since July 17, 2019. As of March 14, 2022, we had 193 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,102,754 shares of common stock outstanding, of which 3,345,925 shares, or 55%, are owned by First Seacoast Bancorp, MHC.

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

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.2% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. There is no guarantee as to the exact number of shares that the Company may repurchase. The Company holds repurchased shares in its treasury. As of December 31, 2021, the Company repurchased 78,433 shares of its common stock. The Company’s repurchases of its shares of common stock made during the quarter ended December 31, 2021 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

October 1, 2021 - October 31, 2021	293	$9.74	293	65,645
November 1, 2021 - November 30, 2021	3,061	9.90	3,061	62,584
December 1, 2021 - December 31, 2021	4,138	10.55	4,138	58,446
Total	7,492		7,492

There were no sales of unregistered securities during the year ended December 31, 2021.

ITEM 6.	[Reserved]
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank, in one- to four-family residential real estate loans, commercial real estate and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans.  In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire and one full-service banking office in Rockingham County, New Hampshire. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

Selected Financial Data

The following tables set forth selected historical financial and other data for the Company at the dates and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page 45 of this annual report. The information at and for the years ended December 31, 2021 and 2020 is derived in part from the audited consolidated financial included in this annual report. The information at and for the year ended December 31, 2019 is derived in part from audited consolidated financial statements that are not included in this annual report.

	At or For the Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$487,074	$443,062	$409,493
Total loans	376,641	368,142	344,855
Total deposits	393,243	327,381	281,616
Total borrowings	29,462	52,322	66,219
Total stockholders' equity	60,468	58,861	57,066
Book value per share	$9.88	$9.72	$9.38
Selected Operating Data:
Interest and dividend income	$15,495	$15,850	$15,448
Interest expense	1,235	3,174	3,843
Net interest and dividend income	14,260	12,676	11,605
Provision for loan losses	205	480	100
Net interest and dividend income after provision for loan losses	14,055	12,196	11,505
Non-interest income	2,249	2,046	1,532
Non-interest expense	13,082	13,187	13,305
Income (loss) before income tax expense (benefit)	3,222	1,055	(268)
Income tax expense (benefit)	601	(24)	(189)
Net income (loss)	$2,621	$1,079	$(79)

Share Data:
Average shares outstanding, basic	5,817,509	5,865,098	2,694,561
Average shares outstanding, diluted	5,817,509	5,865,098	2,694,561
Total shares outstanding	6,123,337	6,058,024	6,083,500
Basic earnings (loss) per share	$0.45	$0.18	$(0.03)
Diluted earnings (loss) per share	$0.45	$0.18	$(0.03)

	At or For the Year Ended December 31,
	2021	2020	2019
Performance Ratios:
Return on average assets (1)	0.55%	0.24%	(0.02)%
Return on average equity (2)	4.38%	1.85%	(0.16)%
Interest rate spread (3)	2.94%	2.65%	2.74%
Net interest margin (4)	3.04%	2.88%	3.00%
Non-interest expenses as a percent of average assets	2.73%	2.91%	3.33%
Efficiency ratio (5)	79.24%	89.57%	101.28%
Average interest-earning assets as a percent of average interest-bearing liabilities	139.51%	131.48%	126.31%
Average equity as a percent of average assets (6)	12.48%	12.91%	12.16%

Capital Ratios (First Seacoast Bank Only):
Total Capital (to risk-weighted assets)	17.87%	17.92%	18.52%
Tier 1 Capital (to risk-weighted assets)	16.63%	16.72%	17.41%
Common Equity Tier 1 (to risk-weighted assets)	16.63%	16.72%	17.41%
Tier 1 Capital (to average assets)	9.92%	10.59%	11.41%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.95%	0.91%	0.83%
Allowance for loan losses as a percent of non-performing loans	428.91%	378.05%	270.72%
Net recoveries (charge-offs) as a percent of average outstanding loans during the year	0.01%	—	(0.01)%
Non-performing loans as a percent of total loans	0.22%	0.24%	0.31%
Non-performing loans as a percent of total assets	0.17%	0.20%	0.26%
Non-performing assets as a percent of total assets	0.17%	0.20%	0.26%

Other Data:
Number of offices	5	5	5
Number of full-time equivalent employees	81	78	80

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	Represents net interest income divided by average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest and dividend income and non-interest income.
(6)	Represents average equity divided by average total assets.

COVID-19 Pandemic

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and a low interest rate environment.

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

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company applied this guidance to qualifying loan modifications.

The short-term loan modification program was offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consisted of deferred payments (which may include principal, interest and escrow), which were capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consisted of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure. Alternatively, commercial loan borrowers could defer their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs were maintained on full accrual status during the deferral period. As of December 31, 2021, there were no loans with outstanding modifications for temporary payment relief.

We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES and 2021 Consolidated Appropriations Acts; however, the extent to which the COVID-19 pandemic will impact our operations and financial results beyond 2021 is uncertain.

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

Our current business strategy consists of the following:

•

Grow our balance sheet, leverage existing infrastructure and improve profitability and operating efficiency. Given our existing infrastructure and capabilities, we believe we are well-positioned to grow without a proportional increase in overhead expense or operating risk. In recent years, we have assembled an experienced management team and selectively hired lending, business development and support staff.  Our operations benefit from established marketing, information technology and audit and compliance departments. Additionally, we have invested in Internet banking capabilities and a mobile banking application.

•

Grow our loan portfolio and increase commercial real estate and commercial and industrial lending. Historically, our principal business activity has been the origination of one- to four-family residential mortgage loans. In recent years, we have sought to supplement these originations by focusing on originating higher yielding commercial real estate loans (including owner-occupied and non-owner-occupied commercial real estate and multi-family real estate loans), construction loans, commercial and industrial loans and home equity loans and lines of credit. We intend to remain as a residential mortgage lender in our market area while continuing to increase our focus on originating commercial real estate and commercial and industrial loans. Our increased legal lending limit has enabled us to originate larger loans for our portfolio to new and existing customers and reduced our need to participate with other lenders to originate larger loans.

•

Maintain strong asset quality and manage credit risk. Strong asset quality is key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years.  Our ratio of non-performing assets as a percent of total assets was 0.17%, 0.20% and 0.26%, at December 31, 2021, 2020 and 2019, respectively.  We attribute this historical credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria and active credit monitoring policies and procedures.

•

Increase core deposits and reduce reliance on higher cost borrowings. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for time deposits), particularly non-interest-bearing demand deposits, represent a low-cost, stable source of funds. Core deposits were 85.2% of our total deposits at December 31, 2021. We also rely on higher cost Federal Home Loan Bank borrowings as a supplemental funding source. At December 31, 2021, our ratio of net loans to deposits was 94.9% and our Federal Home Loan Bank borrowings totaled $29.5 million. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.

•

Grow organically and through opportunistic acquisitions or de novo branching. Our primary intention is to grow our balance sheet organically and use our capital to increase our lending and investment capacity. As a local independent bank, we believe we will have opportunities to gain market share from customer fallout resulting from the consolidation of competing financial institutions in our market area into larger, out-of-market acquirers. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. We have no current plans or intentions regarding any such expansion plans.

These strategies are unchanged from disclosed business strategies in previous annual reports. We intend to continue to pursue these business strategies, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. COVID-19 has impacted economic conditions, customer behaviors, credit and asset quality and liquidity. While we are committed to the business strategies noted above, we recognize the challenges and uncertainties of the current environment and plan to execute these strategies as market conditions allow.

Critical Accounting Policies and Critical Accounting Estimates

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

Our critical accounting policies involve the calculation of the allowance for loan losses (“ALL") and the measurement of the fair value of financial instruments. The ALL is established as losses that are estimated to have occurred through a provision for loan losses charged to earnings. The ALL is evaluated on a regular basis by management. Due to a lack of historical incurred losses, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as current economic trends and conditions change. The ALL consists of general, allocated and unallocated components. The general component is based on historical loss experience adjusted for qualitative factors stratified by our loan segments. Qualitative factors are determined based upon the various risk characteristics of each loan segment. The reported amount of this component may be impacted by portfolio growth trends and concentrations, levels and trends of delinquencies and local economic trends and conditions. The allocated component relates to loans that are classified as impaired. Generally, our impaired loans are collateral-dependent and impairment is measured through the collateral method. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the ALL. At December 31, 2021, $-0- was calculated for the allocated component of ALL as the collateral values of these collateral-dependent impaired loans was sufficient and no impairment charge necessary. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. There were no changes to the policies or methodologies pertaining to the components of ALL during the years ended December 31, 2021 and 2020.

The Company’s measurement of the fair value of its financial instruments is subject to uncertainty primarily due to the lack of quoted market prices for a portion of its various assets and liabilities. Fair values, where quoted market prices are not available are based on estimates using the present value of cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cashflows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Certain of the Company’s financial assets are measured at fair value on a recurring or non-recurring basis. The Company’s primary financial asset measured at fair value on a recurring basis is its securities available-for-sale. For these securities, the company obtains fair value measurements from independent pricing services which consider observable data that may include reported trades, dealer quotes, the instrument’s terms and conditions, as well as other market data. Fair value of the Company’s mortgage servicing rights is also measured on a recurring basis based upon a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future income and that can be validated against available market data. These assumptions are inherently sensitive to change as these unobservable inputs are not based upon quoted prices in active markets or otherwise observable. Fair value of the Company’s derivatives is determined using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

At December 31, 2021 and 2020, there were no financial assets or liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances i.e. where there is evidence of impairment. This may include certain impaired loans reported at the fair value of the underlying collateral. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring or non-recurring basis.

ASC Topic 825, “Financial Instruments,” also requires disclosure of the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2021 and 2020, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Emerging Growth Company Status

Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion (adjusted for inflation) during its most recently completed fiscal year qualifies as an “emerging growth company.” First Seacoast Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation; however, First Seacoast Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The extended transition period is generally one year, although it may vary for any particular accounting pronouncement. For example, the current expected credit losses accounting standard (CECL) carries an extended transition period of two years. We have opted to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more (adjusted for inflation); (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933 (which will be December 31, 2024 for First Seacoast Bancorp); (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

General market conditions throughout 2021 and 2020 provided increased liquidity for banks. We believe our emphasis on growing customer relationships has resulted in increased low-cost core deposit funding which supported growth in our available-for-sale securities and reduced our reliance on higher cost borrowings.

Total Assets. Total assets were $487.1 million as of December 31, 2021, an increase of $44.0 million, or 9.9%, when compared to total assets of $443.1 million at December 31, 2020. The increase was due primarily to an increase in securities available-for-sale and net loans.

Cash and Due From Banks. Cash and due from banks increased $642,000, or 10.7%, to $6.6 million at December 31, 2021 from $6.0 million at December 31, 2020. This increase primarily resulted from an increase in deposits offset by increases in available-for-sale securities and net loans and a decrease in total borrowings.

Available-for-Sale Securities. Available-for-sale securities increased by $35.9 million, or 64.7%, to $91.4 million at December 31, 2021 from $55.5 million at December 31, 2020. This increase was due to investment purchases totaling $57.3 million, offset by proceeds from principal repayments, calls and sales totaling $20.0 million and a $1.2 million decrease in net unrealized holding gains and losses within the portfolio.

Net Loans. Net loans increased $8.3 million, or 2.3%, to $373.1 million at December 31, 2021 from $364.8 million at December 31, 2020. During the year ended December 31, 2021, we originated $130.4 million of loans, (including $13.1 million of PPP loans, which are classified as commercial and industrial loans). During 2021, we also purchased $14.1 million of one- to four-family residential mortgages and $2.0 million of consumer loans secured by manufactured housing properties. As of December 31, 2021 and 2020, the portfolios of purchased loans had outstanding principal balances of $29.7 million and $21.8, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $945,000, or 134.0%, to $1.7 million at December 31, 2021 from $705,000 at December 31, 2020 due primarily to the increase in deferred costs on one- to four-family residential mortgage loans and consumer loans, offset by the net decrease in unearned fees received from the SBA for processing PPP loans. SBA fee and interest income recognized during the years ended December 31, 2021 and 2020 was approximately $1.1 million and $917,000, respectively, and is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $20.5 million, or 9.6%, to $234.2 million at December 31, 2021 from $213.7 million at December 31, 2020. Commercial real estate mortgage loans increased $5.9 million, or 8.9%, to $72.1 million at December 31, 2021 from $66.2 million at December 31, 2020. Acquisition, development and land loans decreased $1.8 million, or 7.7%, to $21.4 million at December 31, 2021 from $23.1 million at December 31, 2020. Commercial and industrial loans decreased $18.4 million, or 40.7%, to $26.9 million at December 31, 2021 from $45.3 million at December 31, 2020. Home equity loans and lines of credit decreased $2.6 million, or 27.5%, to $6.9 million at December 31, 2021 from $9.6 million at December 31, 2020. Multi-family real estate loans increased $2.4 million, or 35.9%, to $9.0 million at December 31, 2021 from $6.6 million at December 31, 2020. Consumer loans increased by $1.6 million, or

55.4%, to $4.6 million at December 31, 2021 from $2.9 million at December 31, 2020. The decrease in our commercial and industrial loan portfolio was due primarily to $28.9 million of PPP loan forgiveness offset by the origination of $13.1 million of additional PPP loans during 2021, of which $5.5 million are outstanding at December 31, 2021. Excluding the impact of PPP loans, commercial and industrial loans decreased by $2.6 million during 2021.

Our strategy to grow the balance sheet continues to be through originations of one- to four-family residential mortgage loans, while also diversifying into higher yielding commercial and multi-family real estate loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our allowance for loan losses increased $248,000, or 7.4%, to $3.6 million at December 31, 2021 from $3.3 million at December 31, 2020. The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the measurement date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. Given the many economic uncertainties regarding the COVID-19 pandemic, the Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at December 31, 2021 and 2020 that balanced the need to recognize an allowance during this unprecedented economic situation while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries that have been hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our total loan portfolio at December 31, 2021 and 2020.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses.

Deposits increased $65.9 million, or 20.1%, to $393.2 million at December 31, 2021 from $327.4 million at December 31, 2020 primarily as a result of an increase in core deposits and the purchase of brokered deposits. Core deposits (defined as all deposits other than time deposits) increased $56.2 million, or 20.2%, to $334.9 million at December 31, 2021 from $278.7 million at December 31, 2020. The increase in core deposits was due to a $34.1 million, or 52.7%, increase in non-interest bearing accounts, a $10.8 million, or 11.2%, increase in NOW accounts and demand deposits, an increase in money market deposits of $2.0 million, or 2.9%, and an increase in savings deposits of $9.3 million, or 19.4%. Time deposits increased $9.7 million, or 19.8%, to $58.3 million at December 31, 2021 from $48.7 million at December 31, 2020. At December 31, 2021 and 2020, there were $18.1 million and $-0- of brokered deposits included in time deposits, respectively. The purchase of brokered deposits offered a lower cost alternative to advances from the Federal Home Loan Bank of a similar duration.

Borrowings. Total borrowings decreased $22.9 million, or 43.7%, to $29.5 million at December 31, 2021 from $52.3 million at December 31, 2020 due to a decrease in Advances from Federal Reserve Bank of $18.2 million and a $4.7 million decrease in Advances from Federal Home Loan Bank. Advances from Federal Reserve Bank were repaid as the associated PPP loans were forgiven. The decrease in Advances from Federal Home Loan Bank was due primarily to the retirement of $20.0 million of long-term borrowings in advance of their scheduled maturities offset by $15.0 million of new long-term borrowings at lower interest rates.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.6 million, or 2.7%, to $60.5 million at December 31, 2021 from $58.9 million at December 31, 2020. This increase was due primarily to net income of $2.6 million and the recognition of $161,000 of previously unearned compensation offset by an other comprehensive loss of $660,000 related to net changes in unrealized holding gains in the available-for-sale holdings portfolio and changes in the fair value of interest rate swap derivatives and treasury stock purchases of $515,000.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. TDRs include loans for which either a portion of interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.

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

Non-performing loans were $837,000 and $884,000, or 0.22% and 0.24% of total loans, at December 31, 2021 and 2020, respectively. At December 31, 2021, non-performing loans consisted primarily of a residential mortgage loan and a HELOC to deceased borrowers which had outstanding balances totaling $602,000. The property has an estimated market value of approximately $1.2 million. Additionally, a $195,000 non-performing residential mortgage loan was repurchased from Freddie Mac and restructured. At December 31, 2020, non-performing loans consisted primarily of an SBA-guaranteed commercial and industrial loan, which had an outstanding balance of $822,000 and was secured by all business assets and personal real estate holdings of the guarantors.  The SBA guaranteed 75% of this loan balance. Although this loan was performing according to its original terms at December 31, 2020, it was considered non-performing due to the financial condition and prospects of the borrower. The loan was repaid in full during 2021 with proceeds from the sale of certain personal real estate holdings of the guarantors. At December 31, 2021 and 2020, we had no foreclosed assets.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

Net Income. Net income was $2.6 million for the year ended December 31, 2021, compared to net income of $1.1 million for the year ended December 31, 2020, an increase of $1.5 million, or 142.9%. The increase was related primarily to a $1.9 million, or 15.2%, increase in net interest and dividend income after provision for loan losses, a $203,000, or 9.9%, increase in non-interest income and a $105,000, or 0.8%, decrease in non-interest expense offset by a $625,000 increase in provision for income taxes during the year ended December 31, 2021.

Interest and Dividend Income. Interest and dividend income decreased $355,000, or 2.2%, to $15.5 million for the year ended December 31, 2021 from $15.9 million for the year ended December 31, 2020. This decrease was due to a $409,000, or 2.8%, decrease in interest and fees on loans offset by an increase of $54,000, or 4.1%, in interest and dividend income on investments. Interest and fees on loans for the years ended December 31, 2021 and 2020 included $1.1 million and $917,000 of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $27.8 million, or 6.3%, to $468.4 million for the year ended December 31, 2021 from $440.6 million for the year ended December 31, 2020. The weighted average yield on interest-earning assets decreased 29 basis points to 3.31% for the year ended December 31, 2021 from 3.60% for the year ended December 31, 2020. The weighted average yield for the loan portfolio decreased 16 basis points to 3.79% for the year ended December 31, 2021 from 3.95% for the year ended December 31, 2020 primarily as a result of decreased market interest rates. The weighted average yield for all other interest-earning assets decreased to 1.42% for the year ended December 31, 2021 from 1.81% for the year ended December 31, 2020 due primarily to the reinvestment of proceeds from sales and maturities of taxable and non-taxable debt securities into lower yielding investments as a result of a decrease in market interest rates.

Interest Expense. Total interest expense decreased $1.9 million, or 61.1%, to $1.2 million for the year ended December 31, 2021 from $3.2 million for the year ended December 31, 2020. Interest expense on deposit accounts decreased $929,000, or 61.3%, to $586,000 for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020. The average balance of interest-bearing deposits increased to $292.4 million for the year ended December 31, 2021 from $262.3 million for the year ended December 31, 2020, representing an increase of $30.1 million, or 11.5%, primarily as a result of an increase in the average balance of retail deposits – primarily retail NOW and demand deposits and savings deposits. The weighted average rate of interest-bearing deposits decreased to 0.20% for the year ended December 31, 2021 from 0.58% for the year ended December 31, 2020 primarily due to a decrease in market interest rates offset by an increase in interest-bearing deposit balances.

Interest expense on borrowings consists of interest on advances from the Federal Home Loan Bank and the Federal Reserve Bank. Interest expense on borrowings decreased $1.0 million, or 60.9%, to $649,000 for the year ended December 31, 2021 from $1.7 million for the year ended December 31, 2020 due primarily to the retirement of $18.0 million of long-term borrowings from the Federal Home Loan Bank in advance of their scheduled maturities during 2020, a decrease in the average balance of borrowings and a decrease in market interest rates offset by the retirement of $20.0 million of long-term borrowings during 2021 in advance of their scheduled maturities. Interest rates on borrowings retired during 2021 were above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. Interest expense on the retired borrowings, calculated as the present value of the total interest to be paid over the original scheduled maturity period, amounted to $281,000 and $838,000 during the years ended December 31, 2021 and 2020, respectively. The average balance of borrowings decreased $29.9 million, or 42.0%, to $41.2 million for the year ended December 31, 2021 from $71.1 million for the year ended December 31, 2020. The weighted average rate of borrowings decreased to 1.57% for the year ended December 31, 2021 from 2.33% for the year ended December 31, 2020 due primarily to a decrease in market interest rates and the net decrease in interest expense associated with retired borrowings.

Net Interest and Dividend Income. Net interest and dividend income increased $1.6 million, or 12.5%, to $14.3 million for the year ended December 31, 2021 from $12.7 million for the year ended December 31, 2020. This increase was due to a $27.8 million, or 6.3%, increase in the balance of average interest-earning assets and a 58 basis point, or 61.2%, decrease in the weighted average rate of average interest-bearing liabilities during the year ended December 31, 2021. Net interest margin increased to 3.04% for the year ended December 31, 2021 from 2.88% for the year ended December 31, 2020.

Provision for Loan Losses. Based upon management’s analysis of the allowance for loan losses, a $205,000 provision for loan losses was recorded for the year ended December 31, 2021 compared to $480,000 for the year ended December 31, 2020. The decrease in the provision for loan losses for the year ended December 31, 2021 was primarily due to adjustments to qualitative factors reflecting improved economic conditions compared to economic uncertainties as a result of COVID-19 during 2020.

Non-Interest Income. Non-interest income increased $203,000, or 9.9%, to $2.2 million for the year ended December 31, 2021 compared to $2.0 million for the year ended December 31, 2020. The increase in non-interest income during the year ended December 31, 2021 was due primarily to a $125,000, or 30.5%, increase in securities gains, net, a $166,000 increase in loan servicing fee income (loss), a $49,000, or 24.7%, increase in investment service fees, and a $28,000, or 2.9%, increase in customer service fees, offset by a decrease of $193,000, or 59.8%, in gain on sale of loans. The increase in loan servicing fee income (loss) reflects primarily, an increase in the fair value of our mortgage servicing intangible asset during the year ended December 31, 2021.

Non-Interest Expense. Non-interest expense decreased $105,000, or 0.8%, to $13.1 million for the year ended December 31, 2021 from $13.2 million for the year ended December 31, 2020. The decrease in non-interest expense was due primarily to a $236,000, or 2.9%, decrease in salaries and employee benefits, a $57,000, or 6.4%, decrease in professional fees and assessments, a $34,000, or 5.1%, decrease in occupancy expense and a $28,000, or 4.9%, decrease in equipment expense, offset by a $241,000 or 20.7%, increase in data processing during the year ended December 31, 2021. The decrease in salaries and employee benefits was due to the elimination of certain positions and early retirements during 2020, offset by normal salary increases. The increase in data processing was due primarily to continued investment in cybersecurity initiatives and enhancements to our customer-based technologies.

Income Taxes. Income tax expense was $601,000 for the year ended December 31, 2021 compared to an income tax benefit of $24,000 for the year ended December 31, 2020. The effective tax rate was 18.7% and (2.3)% for the years ended December 31, 2021 and 2020, respectively. Income before income tax expense increased $2.2 million, or 205.4%, to $3.2 million for the year ended December 31, 2021 from $1.1 million for the year ended December 31, 2020. The increase in the effective tax rate for 2021 as compared to 2020 was primarily due to a lack of a state net operating loss carry forward in the current year as it was utilized in 2020.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs and certain other information at the date and for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following tables include no out-of-period items or adjustments.

	For the Year Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$372,385	$14,129	3.79%	$368,135	$14,538	3.95%
Taxable debt securities	29,629	375	1.27%	11,600	186	1.60%
Non-taxable debt securities	38,744	895	2.31%	36,335	915	2.52%
Interest-bearing deposits with other banks	25,681	73	0.28%	21,710	94	0.43%
Federal Home Loan Bank stock	1,962	23	1.17%	2,796	117	4.18%
Total interest-earning assets	468,401	15,495	3.31%	440,576	15,850	3.60%
Non-interest-earning assets	11,432			11,887
Total assets	$479,833			$452,463
Interest-bearing liabilities:
NOW and demand deposits	$105,940	$126	0.12%	$86,402	$197	0.23%
Money market deposits	73,810	105	0.14%	74,386	436	0.59%
Savings deposits	54,626	32	0.06%	45,274	46	0.10%
Time deposits	57,988	323	0.56%	56,245	836	1.49%
Total interest-bearing deposits	292,364	586	0.20%	262,307	1,515	0.58%
Borrowings	41,220	649	1.57%	71,076	1,659	2.33%
Other	2,169	—	—	1,695	—	—
Total interest-bearing liabilities	335,753	1,235	0.37%	335,078	3,174	0.95%
Non-interest-bearing deposits	80,295			55,015
Other noninterest-bearing liabilities	3,898			3,969
Total liabilities	419,946			394,062
Total equity	59,887			58,401
Total liabilities and equity	$479,833			$452,463
Net interest income		$14,260			$12,676
Net interest rate spread (1)			2.94%			2.65%
Net interest-earning assets (2)	$132,648			$105,498
Net interest margin (3)			3.04%			2.88%
Average interest-earning assets as a percent of interest-bearing liabilities	139.51%			131.48%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net deferred fee income included in loan interest totaled $587,000 and $264,000 for the years ended December 31, 2021 and 2020, respectively.

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

	Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$166	$(575)	$(409)
Taxable debt securities	235	(46)	189
Non-taxable debt securities	58	(78)	(20)
Interest-bearing deposits with other banks	15	(36)	(21)
Federal Home Loan Bank stock	(28)	(66)	(94)
Total interest-earning assets	446	(801)	(355)
Interest-bearing liabilities:
NOW and demand deposits	38	(109)	(71)
Money market deposits	(3)	(328)	(331)
Savings deposits	8	(22)	(14)
Time deposits	25	(538)	(513)
Total interest-bearing deposits	68	(997)	(929)
Borrowings	(569)	(441)	(1,010)
Total interest-bearing liabilities	(501)	(1,438)	(1,939)
Change in net interest income	$947	$637	$1,584

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

We manage our interest rate risk in an effort to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; selling a portion of fixed-rate one- to four-family residential real estate loans; maintaining investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of December 31, 2021 and 2020.

As of December 31, 2021:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$46,403	$(9,528)	(17.0)%	11.2%	$(23)
300 bp	49,878	(6,053)	(10.8)	11.6	12
200 bp	53,103	(2,828)	(5.1)	11.8	35
100 bp	55,794	(137)	(0.2)	11.9	43
0	55,931	—	—	11.4	—
(100) bp	47,729	(8,202)	(14.7)	9.5	(195)

As of December 31, 2020:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$35,446	$(7,506)	(17.5)%	9.2%	$(40)
300 bp	38,537	(4,415)	(10.3)	9.6	3
200 bp	41,497	(1,455)	(3.4)	10.0	38
100 bp	43,845	893	2.1	10.2	54
0	42,952	—	—	9.6	—
(100) bp	32,014	(10,938)	(25.5)	7.1	(252)

The percent change to NPV in the -100 bp change in interest rates scenario was -14.7% at December 31, 2021 versus a policy limit of -10.0%.  An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV resulting in a mathematical aberration.  All other categories of percent change to NPV were within policy limits.

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

Economic Value of Equity.   Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds, adjusted for the value of off-balance sheet contracts. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession, and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of December 31, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 5.1% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 14.7% decrease in the economic value of equity. As noted above, we believe this decrease is a mathematical aberration due to the current extremely low interest rate environment.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At December 31, 2021, we had $29.5 million outstanding in advances from the Federal Home Loan Bank and the ability to borrow an additional $109.7 million. Additionally, at December 31, 2021, we had an overnight line of credit with the Federal Home Loan Bank for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At December 31, 2021, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided by operating activities was $2.4 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $43.5 million and $31.9 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts, Federal Home Loan Bank and Federal Reserve Bank advances, was $41.7 million and $32.5 million for the years ended December 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of December 31, 2021. COVID-19 has impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which remain uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to it. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At December 31, 2021, the Company (on an unconsolidated basis) had liquid assets of $9.8 million. As of December 31, 2021, the Company repurchased 78,433 shares of its common stock at a weighted average price of $9.54 per share.

At December 31, 2021, First Seacoast Bank exceeded all of its regulatory capital requirements. See Note 16 of the notes to our consolidated financial statements of this annual report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8.	Financial Statements and Supplementary Data

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Cash and due from banks	$6,638	$5,996
Interest bearing time deposits with other banks	1,245	2,488
Securities available-for-sale, at fair value	91,365	55,470
Federal Home Loan Bank stock	1,688	1,796
Total loans	376,641	368,142
Less allowance for loan losses	(3,590)	(3,342)
Net loans	373,051	364,800
Land, building and equipment, net	4,566	5,078
Bank-owned life insurance	4,461	4,356
Accrued interest receivable	1,499	1,412
Other assets	2,561	1,666
Total assets	$487,074	$443,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$98,624	$64,571
Interest bearing deposits	294,619	262,810
Total deposits	393,243	327,381
Advances from Federal Home Loan Bank	29,462	34,127
Advances from Federal Reserve Bank	—	18,195
Mortgagors’ tax escrow	652	1,420
Deferred compensation liability	1,729	1,667
Other liabilities	1,520	1,411
Total liabilities	426,606	384,201
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 6,201,770 issued and 6,123,337 outstanding at December 31, 2021; and 6,083,500 issued and 6,058,024 outstanding as of December 31, 2020	62	61
Additional paid-in capital	26,783	25,606
Retained earnings	36,813	34,192
Accumulated other comprehensive income	721	1,381
Treasury stock, at cost: 78,433 and 25,476 shares as of December 31, 2021 and December 31, 2020, respectively	(748)	(233)
Unearned stock compensation	(3,163)	(2,146)
Total stockholders' equity	60,468	58,861
Total liabilities and stockholders' equity	$487,074	$443,062

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Interest and dividend income:
Interest and fees on loans	$14,129	$14,538
Interest on debt securities:
Taxable	448	280
Non-taxable	895	915
Total interest on debt securities	1,343	1,195
Dividends	23	117
Total interest and dividend income	15,495	15,850
Interest expense:
Interest on deposits	586	1,515
Interest on borrowings	649	1,659
Total interest expense	1,235	3,174
Net interest and dividend income	14,260	12,676
Provision for loan losses	205	480
Net interest and dividend income after provision for loan losses	14,055	12,196
Non-interest income:
Customer service fees	1,007	979
Gain on sale of loans	130	323
Securities gains, net	535	410
Income from bank-owned life insurance	105	89
Loan servicing fee income (loss)	163	(3)
Investment services fees	247	198
Other income	62	50
Total non-interest income	2,249	2,046
Non-interest expense:
Salaries and employee benefits	7,833	8,069
Director compensation	259	269
Occupancy expense	637	671
Equipment expense	548	576
Marketing	361	364
Data processing	1,407	1,166
Deposit insurance fees	125	117
Professional fees and assessments	834	891
Debit card fees	196	218
Employee travel and education expenses	120	100
Other expense	762	746
Total non-interest expense	13,082	13,187
Income before income tax expense (benefit)	3,222	1,055
Income tax expense (benefit)	601	(24)
Net income	$2,621	$1,079
Earnings per share:
Basic	$0.45	$0.18
Diluted	$0.45	$0.18
Weighted Average Shares:
Basic	5,817,509	5,865,098
Diluted	5,817,509	5,865,098

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net income	$2,621	$1,079
Other comprehensive (loss) income, net of income taxes:
Securities available-for-sale:
Unrealized holding (losses) gains on securities available-for-sale arising during the year, net of income taxes of $(381) and $359 in 2021 and 2020, respectively	(1,026)	967
Reclassification adjustment for securities gains, net and net amortization of bond premiums included in net income, net of income taxes of $44 and $(3) in 2021 and 2020, respectively	120	(7)
Total unrealized (loss) gain on securities available-for-sale	(906)	960
Derivatives:
Change in interest rate swaps, net of income taxes of $78 and $(38) in 2021 and 2020, respectively	211	(102)
Reclassification adjustment for net interest expense on swaps included in net income, net of income taxes of $(13) and $(1) in 2021 and 2020, respectively	35	2
Total change in interest rate swaps	246	(100)
Other comprehensive (loss) income	(660)	860
Comprehensive income	$1,961	$1,939

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2019	6,083,500	$61	$25,636	$33,113	$521	$—	$(2,265)	$57,066
Net income	—	—	—	1,079	—	—	—	1,079
Other comprehensive income	—	—	—	—	860	—	—	860
Treasury stock activity	(25,476)	—	—	—	—	(233)	—	(233)
ESOP shares earned - 11,924 shares	—	—	(30)	—	—	—	119	89
Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861

Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861
Net income	—	—	—	2,621	—	—	—	2,621
Other comprehensive loss	—	—	—	—	(660)	—	—	(660)
Treasury stock activity	(52,957)	—	—	—	—	(515)	—	(515)
Issuance of stock compensation	118,270	1	1,181	—	—	—	(1,182)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	46	46
ESOP shares earned - 11,924 shares	—	—	(4)	—	—	—	119	115
Balance December 31, 2021	6,123,337	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$2,621	$1,079
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	115	89
Stock based compensation	46	—
Depreciation and amortization	561	576
Net amortization of bond premium	699	399
Provision for loan losses	205	480
Gain on sale of loans	(130)	(323)
Securities gains, net	(535)	(410)
Proceeds from loans sold	6,198	12,008
Origination of loans sold	(6,068)	(11,685)
Increase in bank-owned life insurance	(105)	(89)
(Increase) decrease in deferred loan costs	(945)	351
Deferred tax expense (benefit)	309	(337)
Increase in accrued interest receivable	(87)	(177)
(Increase) decrease in other assets	(771)	488
Increase in deferred compensation liability	62	60
Increase (decrease) in other liabilities	246	(1,088)
Net cash provided by operating activities	2,421	1,421
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	20,037	27,433
Purchase of securities available-for-sale	(57,339)	(36,791)
Purchase of property and equipment	(36)	(316)
Loan purchases	(16,022)	(9,901)
Loan originations and principal collections, net	8,468	(13,772)
Recoveries of loans previously charged off	43	22
Net redemption of Federal Home Loan Bank stock	108	1,175
Proceeds from sales of interest bearing time deposits with other banks	1,243	247
Net cash used by investing activities	(43,498)	(31,903)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	56,204	58,116
Net increase (decrease) in time deposits	9,658	(12,351)
(Decrease) increase in mortgagors’ escrow accounts	(768)	834
Treasury stock purchases	(515)	(233)
Proceeds from short-term FHLB advances	75,375	15,095
Proceeds from long-term FHLB advances	15,430	21,105
Payments on short-term FHLB advances	(75,470)	(39,907)
Payments on long-term FHLB advances	(20,000)	(28,385)
Proceeds from short-term FRB advances	—	25,713
Payments on short-term FRB advances	(18,195)	(7,518)
Net cash provided by financing activities	41,719	32,469
Net change in cash and cash equivalents	642	1,987
Cash and cash equivalents at beginning of year	5,996	4,009
Cash and cash equivalents at end of year	$6,638	$5,996

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$1,282	$3,162
Cash paid for income taxes	386	447
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(1,243)	1,316
Deferred taxes	337	(356)
Other comprehensive (loss) income	(906)	960
Effect of change in fair value of interest rate swaps:
Interest rate swaps	337	(137)
Deferred taxes	(91)	37
Other comprehensive income (loss)	246	(100)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP

Notes to consolidated Financial Statements

1.	The Company

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

Investment management services are offered through FSB Wealth Management. FSB Wealth Management is a division of First Seacoast Bank. The division currently consists of two financial advisors who are located in Dover, New Hampshire. FSB Wealth Management provides access to non-FDIC insured products that include retirement planning, portfolio management, investment and insurance strategies, business retirement plans and college planning to individuals throughout our primary market area. These investments and services are offered through a third-party registered broker-dealer and investment advisor. FSB Wealth Management receives fees from advisory services and commissions on individual investment and insurance products purchased by clients. The assets held for wealth management customers are not assets of the Bank and, accordingly, are not reflected in the Company’s consolidated balance sheets. Assets under management totaled approximately $88.0 million and $58.4 million at December 31, 2021 and 2020, respectively.

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

Securities Available-for-Sale

Available-for-sale securities consist of debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  These assets are carried at fair value.  Unrealized holding gains and losses for these assets, net of related deferred income taxes, are recorded in and reported as accumulated other comprehensive income within stockholders’ equity.  For debt securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. The Company also determines whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in accumulated other comprehensive income.

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

Interest Bearing Time Deposits With Other Banks

The Company maintains time deposits with other banks and credit unions, which are fully insured by the FDIC or National Credit Union Administration (“NCUA”). Balances are carried at cost and the time deposits carry terms of up to four years.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold to the FHLB based on its current redemption policies. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Based on the most recent analysis of the FHLB, as of December 31, 2021, management deems its investment in FHLB stock to not be impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: commercial real estate; multifamily; commercial and industrial; acquisition; development and land; one to four family residential; home equity loans and lines of credit and consumer. Management uses a rolling average of historical losses based on a timeframe appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; credit quality trends; portfolio growth trends and concentrations; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the policies or methodology pertaining to the general component of the allowance for loan losses during both of the years ended December 31, 2021 and 2020.

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

Multi-family Real Estate loans – Loans in this segment are primarily income-producing properties throughout the Bank’s market area. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

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

One- to Four-Family Residential Real Estate loans – The Bank generally does not originate or purchase loans with a loan-to-value ratio greater than 80% and does not originate subprime loans, which are those loans to borrowers with a Fair Isaac Corporation (FICO) credit score of less than 660. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is primarily dependent on the credit quality of the individual borrower and secondarily, liquidation of the collateral. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Home Equity Loans and Lines of Credit – All loans in this segment are typically collateralized by a subordinate lien position on owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

Consumer – Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit, overdraft protection, manufactured housing loans and consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired and therefore are subject to a specific review for impairment.  There was one loan modified as a TDR during the year ended December 31, 2021. There were no TDRs at December 31, 2020.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, impairment on TDRs is measured using the discounted cash flow method by discounting expected cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. Loans that have been classified as TDRs, and which subsequently default, are reviewed to determine if the loan should be deemed collateral-dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. Generally, all other impaired loans are collateral-dependent and impairment is measured through the collateral method. All loans on non-accrual status are considered to be impaired. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At both December 31, 2021 and 2020, the reserve for unfunded loan commitments was $18,000. The related provision for off-balance sheet credit losses is included in non-interest expense in the consolidated statements of income.

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

Transfers and Servicing of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets.

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

Customer List Intangible

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $347,000 (included in other assets at December 31, 2021), of which $172,000 was paid at closing. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By May 31, 2022, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier, the balance of the purchase price will be paid to the seller. As of December 31, 2021, approximately $17.4 million of purchased client accounts are included in total assets under management. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the year ended December 31, 2021, $13,000 of amortization expense was recorded in other expense.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit and investments securities, as well as revenue related to our mortgage servicing activities and bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606 and which are presented in our income statements as components of noninterest income are as follows:

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

•

Investment service fees—these represent fees for investment advisory services, which are generally based on the market values of assets under management, and commissions earned on individual investment and insurance products purchased by clients of FSB Wealth Management. Revenue is recognized when a performance obligation is completed, which is generally monthly for investment advisory services or when an investment product is purchased. Payment for such performance obligations is generally received in the month following the time the performance obligations are satisfied.

Advertising Expense

Advertising costs are expensed as incurred and recorded within marketing expense.

Employee Stock Ownership Plan

The Company maintains the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the company the opportunity to own company common stock. The ESOP is a tax-qualified retirement plan for the benefit of company employees.

Defined Contribution Plan

During the years ended December 31, 2021 and 2020, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also made matching and profit-sharing contributions to eligible participants in accordance with plan provisions.

Stock Based Compensation

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

          The Company recognizes stock-based compensation based on the grant-date fair value of the award adjusted for actual forfeitures. The Company will value share-based stock option awards as granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold, based upon the technical merits of the position.  Estimated interest and penalties, if applicable, related to uncertain tax positions are included as a component of provision for income taxes. The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2021. The Company has concluded that no uncertain tax positions exist at December 31, 2021.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in comprehensive income.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Securities that could potentially dilute basic earnings per common share in the future (i.e. unvested restricted stock) were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for 2021. All unvested stock based compensation awards exclude the right to receive non-forfeitable dividends and are considered nonparticipating securities and exclude the right to participate with common stock in undistributed earnings for purposes of computing earnings per share.

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of such derivatives depends on the intended use of the derivative and resulting designation. For derivatives designated as cash flow hedges, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

On March 11, 2020, the world health organization declared the outbreak of COVID-19 a global pandemic. Since then, the COVID-19 pandemic has continued to evolve and mutate, including through its variants, and has adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. While certain of these restrictions have been loosened, the same or new restrictions may be implemented again. Although vaccines for COVID-19 have largely been made available in the U.S., the ultimate efficacy of the vaccines will depend on various factors including, the number of people who receive the vaccines as well as the vaccines’ effectiveness against contracting and spreading COVID-19 and any of its existing or new variants. Despite the many government stimulus programs introduced during the pandemic, the extent of any prolonged impact to the economy could adversely affect the ability of the Company’s borrowers to satisfy their obligations, decrease the demand for loans, disrupt banking operations, impact liquidity or cause a decline in collateral values. While management has taken measures to mitigate the impact of the pandemic, such as temporary branch closures, transitioning to a more remote work environment and participation in government stimulus programs, the long-term impact to the Company remains uncertain.

Most of the Company’s business activity is with customers located within the New Hampshire and southern Maine Seacoast region. The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. The Company’s exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of the gross loan portfolio at December 31, 2021.

3.	Recent Accounting Pronouncements

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of December 31, 2021, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. The CECL approach requires an estimate of the loan loss expected over the life of the loan, while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has incurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for First Seacoast Bancorp); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In August 2021, the FASB issued ASU 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Service – Investment Companies (Topic 946), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and No.33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update),” to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses,” and No. 33-10835, “Update of Statistical Disclosures for Bank and Savings and Loan Registrants.” This standard was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities.” The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. For non-public entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities,” as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
4.	Interest Bearing Time Deposits with Other Banks

At December 31, 2021, the Company’s time deposits mature as follows:

(Dollars in thousands)	Total
2022	$498
2023	747
$1,245

5.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of December 31, 2021 and 2020:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$6,098	$—	$(127)	$5,971
U.S. Government agency small business administration pools guaranteed by SBA	5,059	22	(36)	5,045
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,400	1	(69)	3,332
Residential mortgage-backed securities	23,784	32	(484)	23,332
Municipal bonds	49,164	1,501	(52)	50,613
Corporate subordinated debt	3,072	—	—	3,072
	$90,577	$1,556	$(768)	$91,365

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$997	$—	$(24)	$973
U.S. Government agency small business administration pools guaranteed by SBA	2,399	71	—	2,470
Collateralized mortgage obligations issued by the FHLMC	938	11	—	949
Residential mortgage-backed securities	5,100	49	(13)	5,136
Municipal bonds	44,005	1,944	(7)	45,942
	$53,439	$2,075	$(44)	$55,470

The amortized cost and fair values of available-for-sale securities at December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	10,132	10,054
Due after ten years	48,202	49,602
Total U.S. Government-sponsored enterprises obligations, municipal bonds and corporate subordinated debt	58,334	59,656
U.S. Government agency small business pools guaranteed by SBA(1)	5,059	5,045
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	3,400	3,332
Residential mortgage-backed securities(1)	23,784	23,332
Total	$90,577	$91,365
(1)	Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31:

	December 31,
	2021	2020
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$20,037	$27,433
Gross realized gains	588	437
Gross realized losses	(53)	(27)
Net realized gains	$535	$410

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2021
U.S. Government sponsored enterprises obligations	7	$5,022	$(80)	2	$949	$(47)	$5,971	$(127)
U.S. Government agency small business administration pools guaranteed by SBA	3	2,988	(36)	—	—	—	2,988	(36)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4	2,779	(69)	—	—	—	2,779	(69)
Residential mortgage backed securities	22	19,541	(399)	1	2,304	(85)	21,845	(484)
Municipal bonds	7	6,494	(49)	1	584	(3)	7,078	(52)
	43	$36,824	$(633)	4	$3,837	$(135)	$40,661	$(768)
December 31, 2020
U.S. Government sponsored enterprises obligations	2	$973	$(24)	—	$—	$—	$973	$(24)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	—	—	—	—
Collateralized mortgage obligations issued by the FHLMC	—	—	—	—	—	—	—	—
Residential mortgage backed securities	1	3,102	(13)	—	—	—	3,102	(13)
Municipal bonds	4	2,381	(7)	—	—	—	2,381	(7)
	7	$6,456	$(44)	—	$—	$—	$6,456	$(44)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values.  In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions.  The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis.  Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of December 31, 2021.

As of December 31, 2021 and 2020, there were no holdings at either date that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Bank’s available-for-sale securities.
6.	Loans

The Bank’s lending activities are primarily conducted in and around Dover, New Hampshire and in the areas surrounding its branches. The Bank originates commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development and land loans, one- to four-family residential loans, home equity loans and lines of credit and consumer loans. Most loans originated by the Bank are collateralized by real estate. The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported and in March 2020, the COVID-19 outbreak was declared a pandemic. On March 27, 2020, the Small Business Administration (“SBA”) established a loan program in response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”), which was added to the SBA’s 7(a) loan program by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (such loans, “PPP loans”). The PPP, a $350 billion program, was designed to aid small- and medium-sized businesses through federally guaranteed SBA loans distributed through banks. The CARES Act provides that PPP loans are fully guaranteed as to principal and interest by the SBA. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed, which extended relief provisions contained in the CARES act to the earlier of 60 days after the national emergency termination date or January 1, 2022. This legislation also included a $900 billion relief package and the extension of certain relief provisions from the March 2020 CARES Act that were set to expire at the end of 2020, including the extension of the eviction moratorium and $286 billion of additional PPP funds. The Consolidated Appropriations Act also continued to suspend the requirements under U.S. GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring (“TDR”) and suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes. During the year ended December 31, 2021 and 2020, the Bank originated 134 and 286 PPP loans, respectively, with aggregate outstanding principal balances of $13.1 million and $33.0 million, respectively. As of December 31, 2021 and 2020, total PPP loan principal balances were $5.5 million and $21.2 million, respectively, and are included in commercial and industrial loans (C+I).

Loans consisted of the following at December 31:

	December 31,
	2021	2020
	(Dollars in thousands)
Commercial real estate (CRE)	$72,057	$66,166
Multifamily (MF)	8,998	6,619
Commercial and industrial (C+I)	26,851	45,262
Acquisition, development, and land (ADL)	21,365	23,145
1-4 family residential (RES)	234,199	213,718
Home equity loans and lines of credit (HELOC)	6,947	9,583
Consumer (CON)	4,574	2,944
Total loans	374,991	367,437
Net deferred loan costs	1,650	705
Allowance for loan losses	(3,590)	(3,342)
Net loans	$373,051	$364,800

Transactions in the Allowance for loan losses (“ALL”) for the years ended December 31, 2021 and 2020 by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2019	$781	$23	$350	$145	$1,503	$52	$18	$3	$2,875
Provision for loan losses	(28)	37	(85)	29	134	26	68	299	480
Charge-offs	—	—	—	—	—	—	(35)	—	(35)
Recoveries	—	—	2	—	19	—	1	—	22
Balance, December 31, 2020	753	60	267	174	1,656	78	52	302	3,342

Balance, December 31, 2020	753	60	267	174	1,656	78	52	302	3,342
Provision for loan losses	80	20	(112)	4	482	(15)	20	(274)	205
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	39	—	1	—	3	—	43
Balance at December 31, 2021	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590

As of December 31, 2021 and 2020, information about loans and the ALL by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
December 31, 2021 Loan Balances
Individually evaluated for impairment	$104	$—	$28	$—	$722	$115	$—	$—	$969
Collectively evaluated for impairment	71,953	8,998	26,823	21,365	233,477	6,832	4,574	—	374,022
Total	$72,057	$8,998	$26,851	$21,365	$234,199	$6,947	$4,574	$—	$374,991
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	833	80	194	178	2,139	63	75	28	3,590
Total	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590
December 31, 2020 Loan Balances
Individually evaluated for impairment	$117	$—	$822	$—	$62	$—	$—	$—	$1,001
Collectively evaluated for impairment	66,049	6,619	44,440	23,145	213,656	9,583	2,944	—	366,436
Total	$66,166	$6,619	$45,262	$23,145	$213,718	$9,583	$2,944	$—	$367,437
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	753	60	267	174	1,656	78	52	302	3,342
Total	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2021:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
CRE	$—	$—	$—	$—	$72,057	$72,057	$—
MF	—	—	—	—	8,998	8,998	—
C+I	—	—	—	—	26,851	26,851	—
ADL	—	—	—	—	21,365	21,365	—
RES	—	487	235	722	233,477	234,199	722
HELOC	117	129	—	246	6,701	6,947	115
CON	6	—	—	6	4,568	4,574	—
	$123	$616	$235	$974	$374,017	$374,991	$837

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2020:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
CRE	$—	$—	$—	$—	$66,166	$66,166	$—
MF	—	—	—	—	6,619	6,619	—
C+I	—	—	822	822	44,440	45,262	822
ADL	—	—	—	—	23,145	23,145	—
RES	42	—	62	104	213,614	213,718	62
HELOC	143	—	—	143	9,440	9,583	—
CON	—	—	—	—	2,944	2,944	—
	$185	$—	$884	$1,069	$366,368	$367,437	$884

There were no loans collateralized by residential real estate property in the process of foreclosure at December 31, 2021 and 2020.

The following table provides information on impaired loans as of and for the years ended December 31, 2021 and 2020:

(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	203	12
ADL	—	—	—	—	—
RES	722	722	—	77	2
HELOC	115	115	—	10	—
CON	—	—	—	—	—
Total impaired loans	$837	$837	$—	$290	$14
December 31, 2020
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	822	938	—	909	—
ADL	—	—	—	—	—
RES	62	62	—	64	5
HELOC	—	—	—	—	—
CON	—	—	—	—	—
Total impaired loans	$884	$1,000	$—	$973	$5

During 2021, one loan was determined to be a TDR as it did not meet the qualifications of Section 4013 of the CARES Act. At December 31, 2021, this loan had a balance of $195,000 which was determined through a calculation of the present value of estimated future cashflows. The modification agreement defers delinquent interest and escrow payments to the end of the loan. The allowance for loan losses includes a specific reserve for this TDR of $-0- as of December 31, 2021. There were no TDRs in 2020.

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

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$69,252	$2,701	$104	$72,057
MF	8,998	—	—	8,998
C+I	26,823	—	28	26,851
ADL	21,365	—	—	21,365
RES	233,477	—	722	234,199
HELOC	6,832	—	115	6,947
CON	4,574	—	—	4,574
Total	$371,321	$2,701	$969	$374,991

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$63,191	$2,858	$117	$66,166
MF	6,619	—	—	6,619
C+I	41,021	4,083	158	45,262
ADL	23,145	—	—	23,145
RES	213,656	—	62	213,718
HELOC	9,583	—	—	9,583
CON	2,944	—	—	2,944
Total	$360,159	$6,941	$337	$367,437

In response to the COVID-19 pandemic, the Bank implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who met the program’s qualifications. The program was offered to both retail and commercial borrowers. The majority of short-term loan modifications for retail loan borrowers consisted of deferred payments (which may include principal, interest and escrow), which were capitalized to the loan balance and recovered through the re-amortization of the monthly payment at the end of the deferral period. For commercial loan borrowers, the majority of short-term modifications consisted of allowing the borrower to make interest-only payments with the deferred principal to be due at maturity or repaid as the monthly payment is re-amortized at the next interest reset date as is applicable to the individual loan structure. Alternatively, commercial loan borrowers deferred their full monthly payment similar to the retail loan program outlined above. All loans modified under these programs were maintained on full accrual status during the deferral period. As of December 31, 2021, there were no loans with outstanding modifications for temporary payment relief.

  Certain directors and executive officers of the Bank and companies in which they have significant ownership interests were customers of the Bank during 2021 and 2020.  For the years ended December 31, 2021 and 2020, activity in these loans was as follows:

	December 31,
(Dollars in thousands)	2021	2020
Loans outstanding – beginning of period	$5,279	$5,231
Principal payments	(430)	(729)
Advances	—	777
Loans outstanding – end of period	$4,849	$5,279

7.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of such loans were $40.6 million and $45.8 million at December 31, 2021 and 2020, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 19 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income (loss) in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Loan servicing fee income (loss), including late and ancillary fees, was $163,000 and $(3,000) for the years ended December 31, 2021 and 2020, respectively. Servicing fee income is recorded in loan servicing fee income (loss) in the Company’s consolidated statements of income.  The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the years ended December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Balance, beginning of year	$273	$397
Additions	61	113
Payoffs	(60)	(92)
Change in fair value due to change in assumptions	48	(145)
Balance, end of year	$322	$273

8.	Land, Buildings and Equipment

Land, buildings and equipment consisted of the following at December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Land	$995	$995
Buildings	3,167	3,167
Building & leasehold improvements	3,820	3,820
Furniture, fixtures and equipment	4,438	4,402
	12,420	12,384
Less accumulated depreciation	(7,854)	(7,306)
	$4,566	$5,078

9.	Deposits

Deposits consisted of the following at December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
NOW and demand deposits	$206,235	$161,336
Money market deposits	71,317	69,320
Savings deposits	57,365	48,057
Time deposits of $250,000 and greater	6,281	10,119
Time deposits less than $250,000	52,045	38,549
	$393,243	$327,381

At December 31, 2021, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2022	$28,461
2023	11,456
2024	7,068
2025	7,529
2026	3,812
$58,326

The total includes $18.1 million and $-0- of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at December 31, 2021 and 2020, respectively.
10.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB are as follows:

	December 31, 2021
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$12,262	2022	0.00% to 0.31% – fixed
15,000	2023	0.44% to 0.45% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$29,462

	December 31, 2020
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$10,095	2021	0.39 (fixed) to 0.42 (variable)
2,262	2022	0.00% – fixed
10,800	2024	0.00% to 1.39% – fixed
10,520	2025	0.00% to 1.35% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
$34,127

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and commercial real estate loans, discounted by a certain percentage, in an aggregate amount greater than or equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $109.7 million and $112.6 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

As of December 31, 2021 and 2020 borrowings include $4.5 million and $4.0 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At December 31, 2021 and 2020, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million.  Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at December 31, 2021 and 2020.

Federal Reserve Bank of Boston (“FRB”)

The Bank established a Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allowed the Bank to request advances from the FRB. Under the PPPLF, advances were secured by pledges of PPP Loans. The interest rate applicable to any advance made under the PPPLF was 35 basis points. As of December 31, 2021, $-0- of PPPLF advances are outstanding. As of December 31, 2020, $18.2 million of PPPLF advances were outstanding and collateralized by 110 PPP loans. Maturities of PPPLF advances were tied to the maturity of the underlying PPP loans and accelerated as the PPP loans were paid or forgiven.

11.     Income Taxes

The current and deferred components of income tax expense (benefit) consisted of the following for the years ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Federal	State	Total	Federal	State	Total
	(Dollars in thousands)
Current	$334	$(42)	$292	$251	$62	$313
Deferred	117	192	309	(254)	(83)	(337)
	$451	$150	$601	$(3)	$(21)	$(24)

Total income tax expense (benefit) is different from the amounts computed by applying the U.S. Federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Computed “expected” tax expense	$677	21.0%	$222	21.0%
State tax, net of federal tax benefit	118	3.7	(6)	(0.6)
BOLI income	(22)	(0.7)	(19)	(1.8)
Valuation allowance	—	—	(65)	(6.2)
Income on tax exempt securities	(178)	(5.5)	(182)	(17.3)
Other	6	0.2	26	2.6
	$601	18.7%	$(24)	(2.3)%

Components of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$988	$918
Deferred compensation liabilities	468	452
Contribution carryforward	120	170
State tax credit carryforward	52	142
Interest rate swaps	—	37
Other	56	57
Subtotal	1,684	1,776
Less: valuation allowance	(60)	(85)
Total deferred tax assets	1,624	1,691
Deferred tax liabilities:
Depreciation	(45)	(111)
Interest rate swaps	(54)	—
Securities available-for-sale	(213)	(550)
Prepaid expenses	(43)	(59)
Net deferred loan costs	(447)	(191)
Mortgage servicing rights	(87)	(74)
Total deferred tax liabilities	(889)	(985)
Net deferred tax assets, included in other assets	$735	$706

The calculation of the Company’s charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $443,000 and $626,000 of charitable contributions at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $60,000 and $85,000 has been provided on this deferred tax asset for the years ended December 31, 2021 and 2020, respectively. The ultimate realization of this deferred tax asset is dependent upon the generation of future taxable income. The Internal Revenue Federal Tax Code (the “Code”) limits the charitable contribution deduction in any one year to 10% of taxable income, computed without regard to charitable contributions, certain special deductions, net operating loss carry backs and capital loss carry backs.  However, the Code allows a corporation to carry forward the excess charitable contributions to each of the five immediately succeeding years, subject to a 10% limitation in each of those years.  Thus, the Company would have six years in which to utilize the December 31, 2019 charitable contribution carryforward. The valuation allowance for this net deferred tax asset may be adjusted in the future if estimates of taxable income during the carryforward period are reduced or increased. All other deferred tax assets as of December 31, 2021 and 2020 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

As of December 31, 2021, the Company has a New Hampshire Business Enterprise Tax credit carry forward of $66,000 that expires in 2028 through 2030.

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

The Company does not have any uncertain tax positions at December 31, 2021 or 2020 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2021 and 2020.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2018 are open.
12.	Employee Benefits

Employee Stock Ownership Plan

The Company maintains the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The Company uses the principal and interest method to determine the release of shares amount. The number of shares committed to be released per year through 2038 is 11,924.

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term of 17.5 years. At December 31, 2021 and 2020, the remaining principal balance on the ESOP debt was $2.1 million and $2.2 million, respectively.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2021 and 2020, was $115,000 and $89,000, respectively. At December 31, 2021 and 2020, total unearned compensation for the ESOP was $2.0 million and $2.1 million, respectively.

	December 31,
	2021	2020
Shares held by the ESOP include the following:
Allocated	23,848	11,924
Committed to be allocated	11,924	11,924
Unallocated	202,701	214,625
Total	238,473	238,473

The fair value of unallocated shares was approximately $2.2 million and $1.9 million at December 31, 2021 and 2020, respectively.

401(k) Plan

During the years ended December 31, 2021 and 2020, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions.  The Company’s contributions for the years ended December 31, 2021 and 2020 was $189,000 and $198,000, respectively.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2021, no funding improvement plan or rehabilitation plan has been implemented or is pending as of December 31, 2021. The Bank’s contributions to the Pentegra DB Plan during the year ended December 31, 2021 totaled $200,000 and were not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2020.

Total pension plan expense for the years ended December 31, 2021 and 2020 was $200,000 and $300,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income. The Company did not pay a surcharge to the Pentegra DB Plan during the years ended December 31, 2021 or 2020.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants.  Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of $200,000 for the fiscal year ended December 31, 2022.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at December 31, 2021 and 2020 relating to this supplemental retirement plan was $634,000 and $607,000, respectively. The discount rate used to determine the Company’s obligation was 5.00% during the years ended December 31, 2021 and 2020. The projected rate of salary increase for its current President was and 3% for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the expense of this salary retirement plan was $82,000 and $73,000, respectively.

Executive Supplemental Retirement Plan

The recorded liability at December 31, 2021 and 2020 relating to the supplemental retirement plan for the Company’s former President was $90,000 and $132,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2021 and 2020.  For the years ended December 31, 2021 and 2020, the expense of this supplemental plan was $6,000 and $8,000, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at December 31, 2021 and 2020 relating to this supplemental executive benefit agreement was $35,000 and $34,000, respectively. For the years ended December 31, 2021 and 2020, the expense of this supplemental plan was $1,000.

Directors’ Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2021 and 2020 relating to this plan was $550,000 and $573,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2021 and 2020. Total supplemental retirement plan expense amounted to $63,000 for the years ended December 31, 2021 and 2020. The Company enacted a “hard freeze” for this supplemental retirement plan as of January 1, 2022 (See Note 21 Subsequent Events, for more information).

Additionally, the Company has a deferred directors’ fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At December 31, 2021 and 2020, the total deferred directors’ fees amounted to $420,000 and $321,000, respectively.
13.	Stock Based Compensation

Equity Incentive Plan

Effective May 27, 2021, the Company adopted the First Seacoast Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of incentive and non-statutory stock options to purchase shares of common stock and the granting of shares of restricted stock awards and restricted stock units.

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

As of December 31, 2021, no stock options have been granted. On November 18, 2021, 118,270 restricted stock awards were granted to directors and certain members of management at $9.99 per share. The total fair value related to the grant was $1.2 million. Restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. A summary of non-vested restricted shares outstanding as of December 31, 2021, and changes during the year ended is presented below:

	2021
	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock
Non-vested at beginning of year	—	—
Granted	118,270	$9.99
Vested	—	—
Forfeited	—	—
Non-vested at end of year	118,270	$9.99

For the year ended December 31, 2021, the expense recognized for this equity incentive plan was $46,000 which provided a tax benefit of $12,000. At December 31, 2021, total unrecognized compensation expense for this equity incentive plan was $1.1 million with a 2.9 year weighted average future recognition period.

14.	Other Comprehensive Income

The Company reports certain items as “other comprehensive income” and reflects total accumulated other comprehensive income (“AOCI”) in the consolidated financial statements for all years containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Year Ended December 31,
Reclassification Adjustment	2021	2020	Affected Line Item in Statements of Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$(535)	$(410)	Securities gains, net
Tax effect	145	111	Income tax expense (benefit)
	(390)	(299)	Net income
Net amortization of bond premiums	699	400	Interest on debt securities
Tax effect	(189)	(108)	Income tax expense (benefit)
	510	292	Net income
Net interest expense on swaps	48	3	Interest expense on borrowings
Tax effect	(13)	(1)	Income tax expense (benefit)
	35	2	Net income
Total reclassification adjustments	$155	$(5)

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2019	$521	$—	$521
Other comprehensive income (loss) before reclassification	967	(102)	865
Amounts reclassified from AOCI	(7)	2	(5)
Other comprehensive income (loss)	960	(100)	860
Balance at December 31, 2020	$1,481	$(100)	$1,381

Balance at December 31, 2020	$1,481	$(100)	$1,381
Other comprehensive (loss) income before reclassification	(1,026)	211	(815)
Amounts reclassified from AOCI	120	35	155
Other comprehensive (loss) income	(906)	246	(660)
Balance at December 31, 2021	$575	$146	$721

(1) All amounts are net of tax
15.	Financial Instruments with Off-Balance Sheet Risk, Commitments and Contingencies

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

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of December 31:

	2021	2020
Unadvanced portions of loans	$42,781	$39,817
Commitments to originate loans	15,103	17,451
Standby letters of credit	318	613

In the ordinary course of business, the Company may be subject to various legal proceedings.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of income.

The Bank has obligations under an operating lease related to a branch.  This lease expires in June 2022 and has future lease payments of approximately $16,000.  Total lease expense was approximately $32,000 for the years ended December 31, 2021 and 2020.
16 .	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2021, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

    The following table presents actual and required capital ratios as of December 31, 2021 and 2020 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2021
Total Capital (to risk- weighted assets)	$52,798	17.87%	$23,641	8.00%	$31,029	10.50%
Tier 1 Capital (to risk- weighted assets)	49,151	16.63	17,731	6.00	25,119	8.50
Tier 1 Capital (to average assets)	49,151	9.92	19,811	4.00	19,811	4.00
Common Equity Tier 1 (to risk-weighted assets)	49,151	16.63	13,298	4.50	20,686	7.00

			Minimum Capital		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2020
Total Capital (to risk- weighted assets)	$50,612	17.92%	$22,593	8.00%	$29,653	10.50%
Tier 1 Capital (to risk- weighted assets)	47,222	16.72	16,945	6.00	24,005	8.50
Tier 1 Capital (to average assets)	47,222	10.59	17,836	4.00	17,836	4.00
Common Equity Tier 1 (to risk-weighted assets)	47,222	16.72	12,709	4.50	19,769	7.00

17.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.2% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. The Company holds repurchased shares in its treasury. As of December 31, 2021 and 2020, the Company repurchased 78,433 and 25,476 shares of its common stock, respectively.
18.	Derivatives and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilizes interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments are designated as cash flow hedges with changes in the fair value of the derivative recorded in accumulated other comprehensive income and recognized in earnings when the hedged transaction affects earnings.  The hedges were determined to be effective and the Company expects the hedges to remain effective during the remaining terms of the swaps.

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

The changes in the fair value of interest rate swaps are reported in other comprehensive income and are subsequently reclassified into interest expense in the period that the hedged transactions affect earnings. During the next twelve months, the Company estimates that an additional $60,000 will be reclassified as an increase to interest expense. For the years ended December 31, 2021 and 2020, the change in fair value for these derivative instruments was $337,000 and $(137,000), respectively. At December 31, 2021 and 2020, the fair value of interest rate swap derivatives resulted in an asset of $200,000 and a liability of $137,000, respectively, and is recorded in other assets and other liabilities, respectively.

The following tables summarize the Company’s derivatives associated with its interest rate risk management activities:

				December 31, 2021
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$85	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$115	$—
Total Hedging Instruments				$10,000	$200	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

				December 31, 2020
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$—	$68
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$—	$69
Total Hedging Instruments				$10,000	$—	$137
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$5,000

The following table summarizes the effect of cash flow hedge accounting on the consolidated statements of income for the years ended December 31, 2021 and 2020:

	Location and Amount of Loss Recognized in Statements of Income
	2021		2020
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedging accounting:
Amount reclassified from AOCI into expense	$(48)	$—	$(3)	$—

   The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the years ended December 31, 2021 and 2020, related to the balance sheet hedging of $10.0 million and $5.0 million, of 90-day FHLB advances, included in borrowings, respectively, indicate that the hedge was 100% effective, and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. As of December 31, 2021 and 2020, the Company posted $526,000 and $525,000, respectively, of cash to the counterparty as collateral on its interest rate swap contracts, which was presented within cash and due from banks on the consolidated balance sheets.

19.	Fair Values of Assets and Liabilities

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

Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities, fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2021 and 2020.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, U.S Government agency small business administration pools guaranteed by the SBA, collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA residential mortgage-backed securities, other municipal bonds and corporate subordinated debt is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services or uses fair value measurements considering observable market data. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2021	(Dollars in thousands)
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$5,971	$—	$5,971	$—
U.S. Government agency small business administration pools guaranteed by the SBA	5,045	—	5,045
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,332	—	3,332	—
Residential mortgage-backed securities	23,332	—	23,332	—
Municipal bonds	50,613	—	50,613	—
Corporate subordinated debt	3,072	—	3,072	—
Other assets:
Mortgage servicing rights	$322	$—	$—	$322
Derivatives	200	—	200	—

	Total	Level 1	Level 2	Level 3
December 31, 2020	(Dollars in thousands)
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$973	$—	$973	$—
U.S. Government agency small business administration pools guaranteed by the SBA	2,470	—	2,470
Collateralized mortgage obligations issued by the FHLMC	949	—	949	—
Residential mortgage-backed securities	5,136	—	5,136	—
Municipal bonds	45,942	—	45,942	—
Other assets:
Mortgage servicing rights	$273	$—	$—	$273
Other liabilities:
Derivatives	$137	$—	$137	$—

For the years ended December 31, 2021 and 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2021	$273
Included in net income	49
Balance as of December 31, 2021	$322
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2021	$—
Balance as of January 1, 2020	$397
Included in net income	(124)
Balance as of December 31, 2020	$273
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2020	$—
(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income (loss) in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2021
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.63% - 25.56%	13.39%	$322
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	2.82% - 3.63%	2.96%
		Default Rate	0.08% - 0.14%	0.13%

	December 31, 2020
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	14.05% - 29.77%	20.97%	$273
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	3.91% - 5.13%	4.12%
		Default Rate	0.08% - 0.14%	0.13%

(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace, and therefore, such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At December 31, 2021 and 2020, there were no assets measured at fair value on a nonrecurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at December 31, 2021 or 2020.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2021 and 2020, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at December 31 are as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
(Dollars in thousands)
December 31, 2021
Financial Assets:
Cash and due from banks	$6,638	$6,638	$6,638	$—	$—
Interest-bearing time deposits with other banks	1,245	1,245	—	1,245	—
Federal Home Loan Bank stock	1,688	1,688	—	1,688	—
Bank-owned life insurance	4,461	4,461	—	4,461	—
Loans, net	373,051	371,587	—	—	371,587
Accrued interest receivable	1,499	1,499	1,499	—	—
Financial Liabilities:
Deposits	$393,243	$393,145	$334,917	$58,228	$—
Advances from Federal Home Loan Bank	29,462	29,063	—	29,063	—
Mortgagors’ tax escrow	652	652	—	652	—
December 31, 2020
Financial Assets:
Cash and due from banks	$5,996	$5,996	$5,996	$—	$—
Interest-bearing time deposits with other banks	2,488	2,488	—	2,488	—
Federal Home Loan Bank stock	1,796	1,796	—	1,796	—
Bank-owned life insurance	4,356	4,356	—	4,356	—
Loans, net	364,800	365,116	—	—	365,116
Accrued interest receivable	1,412	1,412	1,412	—	—
Financial Liabilities:
Deposits	$327,381	$327,696	$278,713	$48,983	$—
Advances from Federal Home Loan Bank	34,127	34,832	—	34,832	—
Advances from Federal Reserve Bank	18,195	18,199	—	18,199	—
Mortgagors’ tax escrow	1,420	1,420	—	1,420	—

20.	Condensed Financial Statements of Parent Company

Financial information pertaining to First Seacoast Bancorp only is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash held at First Seacoast Bank	$9,785	$10,118
Investment in First Seacoast Bank	48,477	46,467
Loan to First Seacoast Bank ESOP	2,105	2,180
Deferred tax asset	60	85
Other assets	43	18
Total assets	$60,470	$58,868
LIABILITIES
Other liabilities	$2	$7
Total liabilities	2	7
STOCKHOLDERS’ EQUITY
Stockholders’ equity	60,468	58,861
Total liabilities and stockholders’ equity	$60,470	$58,868

CONDENSED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Income:
Interest on ESOP loan	$115	$119
Expense:
Miscellaneous expense	3	2
Net income before equity in undistributed net income of First Seacoast Bank	112	117
Equity in undistributed net income of First Seacoast Bank	2,509	962
Net income	$2,621	$1,079

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,621	$1,079
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of First Seacoast Bank	(2,509)	(962)
Deferred tax expense	25	18
(Increase) decrease in other assets	(25)	172
(Decrease) increase in other liabilities	(5)	7
Net cash provided by operating activities	107	314
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on ESOP	75	72
Net cash provided by investing activities	75	72
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	(515)	(233)
Net cash used by financing activities	(515)	(233)
Net change in cash	(333)	153
Cash at beginning of year	10,118	9,965
Cash at end of year	$9,785	$10,118

21.	Subsequent Events

From January 1, 2022 to March 14, 2022, the Company purchased an additional 20,583 shares of common stock pursuant to its repurchase plan at an average price of $10.58 per share.

On January 27, 2022, the board of directors approved a resolution to enact a “hard freeze” of the Directors Deferred Supplemental Retirement Plan effective as of January 1, 2022. On February 10, 2022, the Bank and the non-employee members of the board of directors of the Bank entered into amendments to the Supplemental Director Retirement Agreements (the “Agreements”) previously entered into by the Bank and the directors. The amendments eliminate the formula for determining the normal annual retirement benefit (previously “70% of Final Base Fee”) and replaces it with a fixed annual benefit of $20,000. The amendments also eliminate the formula for determining the benefit payable on a change in control (previously tied to the normal annual retirement formula with certain imputed increases in the Base Fee) and replacing it with a fixed amount equal to the present value of $200,000. The effect of the amendments is to eliminate the variable and increasing costs associated with the Agreements. Instead, since the normal annual retirement benefit will be a fixed amount, the future costs associated with the Agreements is now more predictable. It is the intention of the Bank that no new directors of the Bank would enter into similar agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First Seacoast Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Seacoast Bancorp and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2022

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a 15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

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

The information contained under the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in First Seacoast Bancorp’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” and “Directors Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

The following information is presented for the First Seacoast Bancorp 2021 Equity Incentive Plan as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights (column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	299,057
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	299,057

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)	Changes in Control

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

3.1

Charter of First Seacoast Bancorp (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on November 14, 2019)

3.2

Bylaws of First Seacoast Bancorp (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on November 14, 2019)

4.1

Form of Common Stock Certificate of First Seacoast Bancorp (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on July 16, 2019)

4.2

Description of First Seacoast Bancorp’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 27, 2020)

10.1

Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.2

Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.3

Salary Continuation Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.4

Salary Continuation Agreement between Federal Savings Bank and James O’Neill (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.5

Supplemental Retiree Medical and Dental Benefits Agreement between Federal Savings Bank and James O’Neill (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.6

Directors Deferred Fee Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.7

Supplemental Director Retirement Agreement between Federal Savings Bank and Patricia A. Barbour (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.8

Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.9

Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.10

Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.11

Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.12

Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.13

Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.14

Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.15

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.16

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and James H. Schulte (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.17

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.1 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.18

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.2 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.19

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.3 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.20

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.4 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.21

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.5 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.22

Second Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.6 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.23

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.7 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.24

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.8 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

†	Management contract or compensation plan or arrangement.
ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: March 25, 2022	By:	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Brannen	President, Chief Executive Officer and Director	March 25, 2022
James R. Brannen	(Principal Executive Officer)

/s/ Richard M. Donovan	Senior Vice President and Chief Financial Officer	March 25, 2022
Richard M. Donovan	(Principal Financial Officer)

/s/ Thomas J. Jean	Chairman of the Board	March 25, 2022
Thomas J. Jean

/s/ Janet Sylvester	Vice Chairman of the Board	March 25, 2022
Janet Sylvester

/s/ Dana C. Lynch	Director	March 25, 2022
Dana C. Lynch

/s/ Michael J. Bolduc	Director	March 25, 2022
Michael J. Bolduc

/s/ Mark P. Boulanger	Director	March 25, 2022
Mark P. Boulanger

/s/ James Jalbert	Director	March 25, 2022
James Jalbert

/s/ Erica A. Johnson	Director	March 25, 2022
Erica A. Johnson

/s/ Paula J. Williamson-Reid	Director	March 25, 2022
Paula J. Williamson-Reid