Form 10-Q
period 2022-03-31
First Seacoast Bancorp
filed 2022-05-13
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

6,065,999 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 3, 2022, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$5,493	$6,638
Interest bearing time deposits with other banks	1,245	1,245
Securities available-for-sale, at fair value	98,490	91,365
Federal Home Loan Bank stock	2,410	1,688
Total Loans	379,823	376,641
Less allowance for loan losses	(3,642)	(3,590)
Net loans	376,181	373,051
Land, building and equipment, net	4,490	4,566
Bank-owned life insurance	4,481	4,461
Accrued interest receivable	1,568	1,499
Other assets	5,394	2,561
Total assets	$499,752	$487,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$92,660	$98,624
Interest bearing deposits	296,109	294,619
Total deposits	388,769	393,243
Advances from Federal Home Loan Bank	49,700	29,462
Mortgagors’ tax escrow	1,898	652
Deferred compensation liability	1,650	1,729
Other liabilities	1,736	1,520
Total liabilities	443,753	426,606
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 6,201,770 issued and 6,099,834 shares outstanding at March 31, 2022; and 6,201,770 shares issued and 6,123,337 outstanding as of December 31, 2021, respectively	62	62
Additional paid-in capital	26,784	26,783
Retained earnings	37,205	36,813
Accumulated other comprehensive (loss) income	(4,022)	721
Treasury stock, at cost: 101,936 and 78,433 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	(996)	(748)
Unearned stock compensation	(3,034)	(3,163)
Total stockholders' equity	55,999	60,468
Total liabilities and stockholders' equity	$499,752	$487,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Interest and dividend income:
Interest and fees on loans	$3,441	$3,668
Interest on debt securities:
Taxable	196	42
Non-taxable	264	222
Total interest on debt securities	460	264
Dividends	14	—
Total interest and dividend income	3,915	3,932
Interest expense:
Interest on deposits	128	179
Interest on borrowings	51	86
Total interest expense	179	265
Net interest and dividend income	3,736	3,667
Provision for loan losses	60	60
Net interest and dividend income after provision for loan losses	3,676	3,607
Non-interest income:
Customer service fees	217	233
Gain on sale of loans	2	40
Securities gains, net	52	203
Income from bank-owned life insurance	20	20
Loan servicing fee income	52	83
Investment services fees	89	55
Other income	10	15
Total non-interest income	442	649
Non-interest expense:
Salaries and employee benefits	2,264	1,866
Director compensation	68	62
Occupancy expense	204	167
Equipment expense	127	141
Marketing	49	60
Data processing	357	319
Deposit insurance fees	45	30
Professional fees and assessments	223	205
Debit card fees	38	42
Employee travel and education expenses	24	16
Other expense	269	184
Total non-interest expense	3,668	3,092
Income before income tax expense	450	1,164
Income tax expense	58	256
Net income	$392	$908

Earnings per share:
Basic	$0.07	$0.16
Diluted	$0.07	$0.16

Weighted Average Shares:
Basic	5,790,634	5,837,665
Diluted	5,804,676	5,837,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE (Loss) INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income	$392	$908
Other comprehensive loss, net of income taxes:
Securities available-for-sale
Unrealized holding losses on securities available-for-sale arising during the period, net of income taxes of $(1,929) and $(252), respectively	(5,195)	(678)
Reclassification adjustment for securities gains, net and net amortization of bond premiums included in net income, net of income taxes of $50 and $(17), respectively	135	(46)
Total unrealized loss on securities available-for-sale	(5,060)	(724)
Derivatives:
Change in interest rate swaps, net of income taxes of $115 and $64, respectively	308	172
Reclassification adjustment for net interest expense on swaps included in net income, net of income taxes of $3 and $1, respectively	9	4
Total change in interest rate swaps	317	176
Other comprehensive loss	(4,743)	(548)
Comprehensive (loss) income	$(4,351)	$360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861
Net income	—	—	—	908	—	—	—	908
Other comprehensive loss	—	—	—	—	(548)	—	—	(548)
Treasury stock activity	(24,257)	(1)	—	—	—	(232)	—	(233)
ESOP shares earned - 2,981 shares	—	—	(2)	—	—	—	30	28
Balance March 31, 2021	6,033,767	$60	$25,604	$35,100	$833	$(465)	$(2,116)	$59,016

Balance December 31, 2021	6,123,337	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468
Net income	—	—	—	392	—	—	—	392
Other comprehensive loss	—	—	—	—	(4,743)	—	—	(4,743)
Treasury stock activity	(23,503)	—	—	—	—	(248)	—	(248)
Amortization of unearned stock compensation	—	—	—	—	—	—	99	99
ESOP shares earned - 2,981 shares	—	—	1	—	—	—	30	31
Balance March 31, 2022	6,099,834	$62	$26,784	$37,205	$(4,022)	$(996)	$(3,034)	$55,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$392	$908
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	31	28
Stock based compensation	99	—
Depreciation and amortization	136	141
Net amortization of bond premium	237	140
Provision for loan losses	60	60
Gain on sale of loans	(2)	(40)
Securities gains, net	(52)	(203)
Proceeds from loans sold	497	1,325
Origination of loans sold	(495)	(1,285)
Increase in bank-owned life insurance	(20)	(20)
Increase in deferred fees on loans	(164)	(231)
Deferred tax expense	27	123
(Increase) decrease in accrued interest receivable	(69)	61
Increase in other assets	(608)	(328)
Decrease in deferred compensation liability	(79)	(86)
Increase in other liabilities	151	1,009
Net cash provided by operating activities	141	1,602
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	1,796	9,746
Purchase of securities available-for-sale	(16,045)	(8,822)
Purchase of property and equipment	(51)	(11)
Loan purchases	(1,630)	(2,444)
Loan originations and principal collections, net	(1,388)	(3,981)
Net loan (charge offs) recoveries	(8)	2
Net purchase of Federal Home Loan Bank stock	(722)	(72)
Net cash used by investing activities	(18,048)	(5,582)
Cash flows from financing activities:
Net (decrease) increase in NOW, demand deposits, money market and savings accounts	(2,887)	21,949
Net (decrease) increase in time deposits	(1,587)	12,169
Increase in mortgagors’ escrow accounts	1,246	625
Treasury stock purchases	(248)	(233)
Proceeds from short-term FHLB advances	92,813	5,000
Payments on short-term FHLB advances	(70,313)	(10,095)
Payments on long-term FHLB advances	(2,262)	—
Payments on short-term FRB advances	—	(8,757)
Net cash provided by financing activities	16,762	20,658
Net change in cash and cash equivalents	(1,145)	16,678
Cash and cash equivalents at beginning of period	6,638	5,996
Cash and cash equivalents at end of period	$5,493	$22,674

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$174	$279
Cash paid for income taxes	—	3
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(6,939)	(993)
Deferred taxes	1,879	269
Other comprehensive loss	(5,060)	(724)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	435	241
Deferred taxes	(118)	(65)
Other comprehensive income	317	176
Effect of the adoption of ASU 2016-02:
Other assets	65	—
Other liabilities	65	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X.  Accordingly, these interim financial statements do not include all the information or footnotes required by U.S. GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2022.

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

The Bank is engaged principally in the business of attracting deposits from the public and investing those funds in various types of loans, including residential and commercial real estate loans, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) for the maximum amount permitted by law.

Banking services, the Company’s only reportable operating segment, is managed as a single strategic unit.

Investment management services are offered through FSB Wealth Management. FSB Wealth management is a division of First Seacoast Bank. The division currently consists of two financial advisors who are located in Dover, New Hampshire. FSB wealth Management provides access to non-FDIC insured products that include retirement planning, portfolio management, investment and insurance strategies, business retirement plans and college planning to individuals throughout our primary market area. These investments and service are offered through a third-party registered broker-dealer and investment advisor. FSB Wealth Management receives fees from advisory services and commissions on individual investment and insurance products purchased by clients. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the Company’s consolidated balance sheets.

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $347,000 (included in other assets at March 31, 2022 and December 31, 2021 net of accumulated amortization), of which $172,000 was paid at closing. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By May 31, 2022, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier, the balance of the purchase price will be paid to the seller. As of March 31, 2022, approximately $23.5 million of purchased client accounts are included in total assets under management. Assets under management totaled approximately $90.9 million and $88.0 million at March 31, 2022 and December 31, 2021, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten year period. During the three months ended March 31, 2022 and 2021, $9,000 and $-0- of amortization expense was recorded in other expense, respectively.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of March 31, 2022, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. As a smaller reporting company the planned implementation of the CECL model is January 1, 2023. The CECL approach requires an estimate of the loan loss expected over the life of the loan, while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has occurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (which will be December 31, 2024 for the Company) (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In January 2020, the FASB issued ASU 2020-1, “Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (A Consensus of the Emerging Issues Task Force),” which clarifies the interaction among the accounting standards for equity securities, equity method investments and certain derivatives.  This ASU became effective for public entities for fiscal years beginning after December 15, 2020 and all other entities for fiscal years beginning after December 15, 2021. Early adoption was permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies accounting for income taxes by removing specific technical exceptions. The guidance removes the need for companies to analyze whether (1) the exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses apply in a given period. The amendments in this ASU are effective for smaller reporting companies for fiscal years beginning after December 15, 2021. Early adoption was permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous U.S. GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. Initially, the FASB approved a proposal to delay the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2020. On June 30, 2020, the FASB further delayed the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2021. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies ASU 2016-02 with respect to certain aspects of the update and ASU 2018-11, “Targeted Improvements,” to allow an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Using the optional transition method discussed above, the Company adopted the new lease guidance on January 1, 2022 and recorded a right-of- use asset of $65,000 in other assets and a corresponding net lease liability in other liabilities at March 31, 2022.

Recent Accounting Pronouncements Yet to Be Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-2, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” All other creditors must continue to apply the TDR accounting model until they adopt ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage (that is, year of origination). This ASU becomes effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also, during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards. The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective date for ASU 2016-02, “Leases (Topic 842),” was deferred to fiscal years beginning after December 15, 2021.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for smaller reporting companies and clarifying that operating lease receivables are outside the scope of Accounting. On October 16, 2019, the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Early adoption is permitted. Upon adoption, however, the Company will apply the standard’s provisions as a cumulative effect adjustment to equity capital as of the first reporting period in which the guidance is effective. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.
2.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$6,573	$—	$(486)	$6,087
U.S. Government agency small business administration pools guaranteed by SBA	7,593	—	(321)	7,272
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4,227	—	(280)	3,947
Residential mortgage-backed securities	25,779	—	(2,159)	23,620
Municipal bonds	56,403	180	(2,941)	53,642
Corporate subordinated debt	4,066	—	(144)	3,922
	$104,641	$180	$(6,331)	$98,490

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$6,098	$—	$(127)	$5,971
U.S. Government agency small business administration pools guaranteed by SBA	5,059	22	(36)	5,045
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,400	1	(69)	3,332
Residential mortgage-backed securities	23,784	32	(484)	23,332
Municipal bonds	49,164	1,501	(52)	50,613
Corporate subordinated debt	3,072	—	—	3,072
	$90,577	$1,556	$(768)	$91,365

The amortized cost and fair values of available-for-sale securities at March 31, 2022 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2022
Due in one year or less	$—	$—
Due after one year through five years	—	—
due after five years through ten years	11,600	10,976
Due after ten years	55,442	52,675
Total U.S. Government-sponsored enterprises obligations, municipal bonds and corporate subordinated debt	67,042	63,651
U.S. Government agency small business pools guaranteed by SBA(1)	7,593	7,272
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA(1)	4,227	3,947
Residential mortgage-backed securities(1)	25,779	23,620
Total	$104,641	$98,490

     (1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2022
U.S. Government sponsored enterprises obligations	7	$4,301	$(290)	3	$1,786	$(196)	$6,087	$(486)
U.S. Government agency small business administration pools guaranteed by SBA	7	6,264	(321)	—	—	—	6,264	(321)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5	3,606	(253)	1	287	(27)	3,893	(280)
Residential mortgage-backed securities	23	17,150	(1,426)	6	6,470	(733)	23,620	(2,159)
Municipal bonds	63	43,337	(2,895)	1	538	(46)	43,875	(2,941)
Corporate subordinated debt	3	3,922	(144)	—	—	—	3,922	(144)
	108	$78,580	$(5,329)	11	$9,081	$(1,002)	$87,661	$(6,331)
December 31, 2021
U.S. Government sponsored enterprises obligations	7	$5,022	$(80)	2	$949	$(47)	$5,971	$(127)
U.S. Government agency small business administration pools guaranteed by SBA	3	2,988	(36)	—	—	—	2,988	(36)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4	2,779	(69)	—	—	—	2,779	(69)
Residential mortgage-backed securities	22	19,541	(399)	1	2,304	(85)	21,845	(484)
Municipal bonds	7	6,494	(49)	1	584	(3)	7,078	(52)
	43	$36,824	$(633)	4	$3,837	$(135)	$40,661	$(768)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses as it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of March 31, 2022.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the three months ended:

	March 31,
	2022	2021
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$1,796	$9,746
Gross realized gains	52	203
Gross realized losses	—	—
Net realized gains	$52	$203

At March 31, 2022 there were no holdings of securities of any issuer, other than the SBA, FHLMC and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity. At December 31, 2021 there were no holdings of securities of any issuer, other than the FHLMC and FNMA whose aggregate carrying value exceeded 10% of stockholders’ equity.
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

In response to the COVID-19 pandemic, the Small Business Administration (“SBA”) established the Paycheck Protection Program (“PPP”), which was designed to aid small- and medium-sized businesses through federally guaranteed SBA loans (“PPP loans”) distributed through banks. PPP loans are fully guaranteed as to principal and interest by the SBA. During the year ended December 31, 2021, the Bank originated 134 PPP loans with aggregate outstanding principal balances of $13.1 million. As of March 31, 2022 and December 31, 2021, total PPP loan principal balances were $3.2 million and $5.5 million, respectively, and are included in commercial and industrial loans (C+I).

Loans consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commercial real estate (CRE)	$76,397	$72,057
Multifamily (MF)	8,900	8,998
Commercial and industrial (C+I)	28,459	26,851
Acquisition, development, and land (ADL)	17,423	21,365
1-4 family residential (RES)	235,273	234,199
Home equity loans and lines of credit (HELOC)	6,569	6,947
Consumer (CON)	4,988	4,574
Total loans	378,009	374,991
Net deferred loan costs	1,814	1,650
Allowance for loan losses	(3,642)	(3,590)
Net loans	$376,181	$373,051

Transactions in the allowance for loan losses (“ALL”) for the three months ended March 31, 2022 and 2021 by portfolio segment are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2021	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590
Provision for loan losses	61	(2)	24	(62)	49	(1)	19	(28)	60
Charge-offs	—	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—	—	1	—	1
Balance, March 31, 2022	$894	$78	$218	$116	$2,188	$62	$86	$—	$3,642

Balance, December 31, 2020	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342
Provision for loan losses	160	(21)	(62)	122	(97)	(11)	(3)	(28)	60
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1	—	2
Balance, March 31, 2021	$913	$39	$206	$296	$1,559	$67	$50	$274	$3,404

As of March 31, 2022 and December 31, 2021, information about loans and the ALL by portfolio segment are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
March 31, 2022 Loan Balances
Individually evaluated for impairment	$101	$—	$25	$—	$680	$115	$—	$—	$921
Collectively evaluated for impairment	76,296	8,900	28,434	17,423	234,593	6,454	4,988	—	377,088
Total	$76,397	$8,900	$28,459	$17,423	$235,273	$6,569	$4,988	$—	$378,009
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	894	78	218	116	2,188	62	86	—	3,642
Total	$894	$78	$218	$116	$2,188	$62	$86	$—	$3,642
December 31, 2021 Loan Balances
Individually evaluated for impairment	$104	$—	$28	$—	$722	$115	$—	$—	$969
Collectively evaluated for impairment	71,953	8,998	26,823	21,365	233,477	6,832	4,574	—	374,022
Total	$72,057	$8,998	$26,851	$21,365	$234,199	$6,947	$4,574	$—	$374,991
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	833	80	194	178	2,139	63	75	28	3,590
Total	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590

The following is an aged analysis of past due loans by portfolio segment as of March 31, 2022:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$76,397	$76,397	$—
MF	—	—	—	—	8,900	8,900	—
C+I	—	—	—	—	28,459	28,459	—
ADL	—	—	—	—	17,423	17,423	—
RES	—	—	487	487	234,786	235,273	680
HELOC	122	16	115	253	6,316	6,569	115
CON	—	—	—	—	4,988	4,988	—
	$122	$16	$602	$740	$377,269	$378,009	$795

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$72,057	$72,057	$—
MF	—	—	—	—	8,998	8,998	—
C+I	—	—	—	—	26,851	26,851	—
ADL	—	—	—	—	21,365	21,365	—
RES	—	487	235	722	233,477	234,199	722
HELOC	117	129	—	246	6,701	6,947	115
CON	6	—	—	6	4,568	4,574	—
	$123	$616	$235	$974	$374,017	$374,991	$837

There were no loans collateralized by residential real estate property in the process of foreclosure at March 31, 2022 or December 31, 2021.

The following table provides information on impaired loans:

	As of March 31, 2022			At March 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	680	680	—	701	1
HELOC	115	115	—	115	—
CON	—	—	—	—	—
Total impaired loans	$795	$795	$—	$816	$1
.
	As of December 31, 2021			At March 31, 2021
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	722	722	—	62	—
HELOC	115	115	—	—	—
CON	—	—	—	—	—
Total impaired loans	$837	$837	$—	$62	$—

During 2021, one loan was determined to be a troubled debt restructuring (“TDR”). At December 31, 2021, this loan had a balance of $195,000 which was determined through a calculation of the present value of estimated future cashflows. At March 31, 2022, the balance of this TDR was approximately $194,000. The modification agreement defers delinquent interest and escrow payments to the end of the loan. The allowance for loan losses included a specific reserve for this TDR of $-0- at March 31, 2022 and December 31, 2021. At March 31, 2021, there were no loans modified as TDRs.

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

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected. These loans are individually evaluated for impairment on a quarterly basis, or more often if needed.

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

The following presents the internal risk rating of loans by portfolio segment as of March 31, 2022:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$73,619	$2,677	$101	$76,397
MF	8,900	—	—	8,900
C+I	28,434	—	25	28,459
ADL	17,423	—	—	17,423
RES	234,593	—	680	235,273
HELOC	6,454	—	115	6,569
CON	4,988	—	—	4,988
Total	$374,411	$2,677	$921	$378,009

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$69,252	$2,701	$104	$72,057
MF	8,998	—	—	8,998
C+I	26,823	—	28	26,851
ADL	21,365	—	—	21,365
RES	233,477	—	722	234,199
HELOC	6,832	—	115	6,947
CON	4,574	—	—	4,574
Total	$371,321	$2,701	$969	$374,991

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank. Loans outstanding to these persons and entities at March 31, 2022 and December 31, 2021 were $4.7 million and $4.8 million, respectively.

4.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $38.4 million and $40.6 million at March 31, 2022 and December 31, 2021, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee income, including late and ancillary fees, was $52,000 and $83,000 for the three months ended March 31, 2022 and 2021, respectively. Servicing fee income is recorded in loan servicing fee income in the Company’s consolidated statements of income. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans secured by properties located in the Bank’s market area.

The following summarizes activity in mortgage servicing rights for the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Balance, December 31,	$322	$273
Additions	5	13
Payoffs	(16)	(14)
Change in fair value due to change in assumptions	39	57
Balance, March 31,	$350	$329

5.	Deposits

Deposits consisted of the following at March 31, 2022 and December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
NOW and demand deposits	$205,807	$206,235
Money market deposits	68,024	71,317
Savings deposits	58,199	57,365
Time deposits of $250,000 and greater	6,132	6,281
Time deposits less than $250,000	50,607	52,045
	$388,769	$393,243

At March 31, 2022, the scheduled maturities of time deposits were as follows (in thousands):

2022	$22,904
2023	15,672
2024	7,092
2025	7,225
2026	3,804
2027	42
$56,739

The total includes $18.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at March 31, 2022 and December 31, 2021, respectively.

6.	Borrowings

Federal Home Loan Bank (FHLB)

A summary of borrowings from the FHLB is as follows:

	March 31, 2022
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$32,500	2022	0.38% to 0.53% – fixed
15,000	2023	0.44% to 0.45% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$49,700

	December 31, 2021
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$12,262	2022	0.00% to 0.31%– fixed
15,000	2023	0.44% to 0.45%– fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$29,462

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $91.4 million and $109.7 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

At March 31, 2022 and December 31, 2021, borrowings include $2.2 million and $4.5 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At March 31, 2022 and December 31, 2021, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at March 31, 2022 and December 31, 2021.
7.	Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended March 31, 2022 and 2021 were $54,000 and $50,000, respectively.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2021, no funding improvement plan or rehabilitation plan has been implemented or is pending as of March 31, 2022.

Total pension plan expense for the three months ended March 31, 2022 and 2021 was $50,000 and $90,000, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated financial statements. The Company did not pay a surcharge to the Pentegra DB Plan during the three months ended March 31, 2022.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of approximately $200,000 for the fiscal year ending December 31, 2022.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at March 31, 2022 and December 31, 2021 relating to this supplemental retirement plan was $640,000 and $634,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $21,000 for the three months ended March 31, 2022 and 2021.

Executive Supplemental Retirement Plan

The recorded liability at March 31, 2022 and December 31, 2021 relating to the supplemental retirement plan for the Bank’s former President was $44,000 and $90,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2022 and December 31, 2021. The expense of this salary retirement plan was $1,000 for the three months ended March 31, 2022 and 2021.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President/Director. The recorded liability at March 31, 2022 and December 31, 2021 relating to this supplemental executive benefit agreement was $35,000. The expense of this supplemental plan was $-0- for the three months ended March 31, 2022 and 2021.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2022 and December 31, 2021 relating to this plan was $508,000 and $550,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2022 and December 31, 2021. Total supplemental retirement plan expense amounted to $19,000 and $17,000 for the three months ended March 31, 2022 and 2021, respectively. The Company enacted a “hard freeze” for this supplemental retirement plan as of January 1, 2022. On February 10, 2022, the Bank and the non-employee members of the board of directors of the Bank entered into amendments to the Supplemental Director Retirement Agreements (the “Agreements”) previously entered into by the Bank and the directors. The amendments eliminate the formula for determining the normal annual retirement benefit (previously “70% of Final Base Fee”) and replaces it with a fixed annual benefit of $20,000. The amendments also eliminate the formula for determining the benefit payable on a change in control (previously tied to the normal annual retirement formula with certain imputed increases in the Base Fee) and replacing it with a fixed amount equal to the present value of $200,000. The effect of the amendments is to eliminate the variable and increasing costs associated with the Agreements. Instead, since the normal annual retirement benefit will be a fixed amount, the future costs associated with the Agreements is now more predictable. It is the intention of the Bank that no new directors of the Bank would enter into similar agreements.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them. At March 31, 2022 and December 31, 2021, the total deferred director’s fees amounted to $424,000 and $420,000, respectively.

8.	Stock Based Compensation

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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038. At March 31, 2022 and December 31, 2021, the remaining principal balance on the ESOP debt was $2.1 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2022 and 2021 was $31,000 and $28,000, respectively.  At March 31, 2022 and December 31, 2021, total unearned compensation for the ESOP was $2.0 million.

	March 31, 2022	December 31, 2021
Shares held by the ESOP include the following:
Allocated	35,772	23,848
Committed to be allocated	2,981	11,924
Unallocated	199,720	202,701
Total	238,473	238,473

The fair value of unallocated shares was approximately $2.1 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively.

Equity Incentive Plan

Effective May 27, 2021, the Company adopted the First Seacoast Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The Company’s stockholders approved the 2021 plan on that date. The 2021 Plan provides for the granting of incentive and non-statutory stock options to purchase shares of common stock and the granting of shares of restricted stock awards and restricted stock units.

The 2021 Plan authorizes the issuance or delivery to participants of up to 417,327 shares of common stock. Of this number, the maximum number of shares of common stock that may be issued pursuant to the exercise of stock options is 298,091 shares and the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 119,236 shares. The exercise price of stock options may not be less than the fair market value on the date the stock option is granted. Further, stock options may not be granted with a term that is longer than 10 years.

As of March 31, 2022, no stock options have been granted. On November 18, 2021, 118,270 restricted stock awards were granted to directors and certain members of management at $9.99 per share. The total fair value related to the November 18, 2021 grant was $1.2 million. Restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. A summary of non-vested restricted shares outstanding as of March 31, 2022 and changes during the three months ended is presented below:

	March 31, 2022
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	118,270	$9.99
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at end of period	118,270	$9.99

For the three months ended March 31, 2022, the expense recognized for this equity incentive plan was $99,000 which provided a tax benefit of $27,000. At March 31, 2022 and December 31, 2021, total unrecognized compensation expense for this equity incentive plan was $1.0 million and $1.1 million, respectively, with a 2.6 and 2.9 year weighted average future recognition period, respectively.

9.	Leases

The Company is obligated under various lease agreements for its branch office and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2022 and 2025 and, in some instances, contain options to renew for periods up to four years. The Company has no financing leases.

The Company adopted ASU 2016-02 – Leases (Topic 842) – on January 1, 2022 and began recognizing its operating leases on its consolidated balance sheet by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a Right-Of-Use (“ROU”) asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	March 31, 2022
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$65	Other Assets
Net lease liability	65	Other Liabilities

The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate is either implicit in the lease or, when a rate cannot be readily determined, the Company’s incremental borrowing rate is used.  The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term.

The components of operating lease cost and other related information are as follows:

The three months ended March 31, 2022
(Dollars in thousands)
Operating lease cost	$12
Short-term lease cost	—
Variable lease cost (Cost excluded from lease payments)	—
Sublease income	—
Total operating lease cost	12
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	12
Operating lease - operating cash flows (liability reduction)	$—
Weighted average lease term	2.0 years
Weighted average discount rate	2.46%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2022 were as follows:

The three months ended March 31, 2022	Future Minimum Lease Payments
(Dollars in thousands)
Remainder of 2022	$37
2023	16
2024	10
2025	4
2026	—
Thereafter	—
Total minimum lease payments	67
Less: interest	(2)
Total lease liability	65

One of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.
10.	Other Comprehensive Income

The Company reports certain items as “other comprehensive income” (“AOCI”) and reflects total accumulated other comprehensive income in the consolidated financial statements for all periods containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Three Months Ended March 31,
Reclassification Adjustments	2022	2021	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$(52)	$(203)	Securities gains, net
Tax effect	14	55	Income tax expense
	(38)	(148)	Net income
Net amortization of bond premiums	237	140	Interest on debt securities
Tax effect	(64)	(38)	Income tax expense
	173	102	Net income
Net interest expense on swaps	12	5	Interest on borrowings
Tax effect	(3)	(1)	Income tax expense
	9	4	Net income
Total reclassification adjustments	$144	$(42)

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2021	$575	$146	$721
Other comprehensive (loss) income before reclassification	(5,195)	308	(4,887)
Amounts reclassified from AOCI	135	9	144
Other comprehensive (loss) income	(5,060)	317	(4,743)
Balance at March 31, 2022	$(4,485)	$463	$(4,022)

Balance at December 31, 2020	$1,481	$(100)	$1,381
Other comprehensive (loss) income before reclassification	(678)	172	(506)
Amounts reclassified from AOCI	(46)	4	(42)
Other comprehensive (loss) income	(724)	176	(548)
Balance at March 31, 2021	$757	$76	$833

          (1) All amounts are net of tax.

11.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of March 31, 2022, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of March 31, 2022 and December 31, 2021 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital (to risk-weighted assets)	$53,699	17.30%	$24,836	8.00%	$31,045	10.00%	$32,598	10.50%
Tier 1 Capital (to risk-weighted assets)	50,004	16.11	18,627	6.00	24,836	8.00	26,388	8.50
Tier 1 Capital (to average assets)	50,004	10.11	19,779	4.00	24,723	5.00	19,779	4.00
Common Equity Tier 1 (to risk-weighted assets)	50,004	16.11	13,970	4.50	20,179	6.50	21,732	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to risk-weighted assets)	$52,798	17.87%	$23,641	8.00%	$29,546	10.00%	$31,029	10.50%
Tier 1 Capital (to risk-weighted assets)	49,151	16.63	17,731	6.00	23,644	8.00	25,119	8.50
Tier 1 Capital (to average assets)	49,151	9.92	19,811	4.00	24,774	5.00	19,811	4.00
Common Equity Tier 1 (to risk-weighted assets)	49,151	16.63	13,298	4.50	19,211	6.50	20,686	7.00

12.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.2% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. The Company holds repurchased shares in its treasury. As of March 31, 2022 and December 31, 2021, the Company had repurchased 101,936 and 78,433 shares of its common stock, respectively.

The Company’s repurchases of its common stock made during the quarter ended March 31, 2022 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

January 1, 2022 - January 31, 2022	15,999	$10.66	15,999	42,447
February 1, 2022 - February 28, 2022	1,595	10.41	1,595	40,852
March 1, 2022 - March 31, 2022	5,909	10.36	5,909	34,943
Total	23,503		23,503

13.	Derivatives and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilizes interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments are designated as cash flow hedges with changes in the fair value of the derivative recorded in accumulated other comprehensive (loss) income and recognized in earnings when the hedged transaction affects earnings. The hedges were determined to be effective and the Company expects the hedges to remain effective during the remaining terms of the swaps.

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

The changes in the fair value of interest rate swaps are reported in other comprehensive (loss) income and are subsequently reclassified into interest expense in the period that the hedged transactions affect earnings. During the next twelve months, the Company estimates that an additional $60,000 will be reclassified as an increase to interest expense. For the three months ended March 31, 2022 and 2021, the change in fair value for these derivative instruments was $435,000 and $241,000, respectively. At March 31, 2022 and December 31, 2021, the fair value of interest rate swap derivatives resulted in an asset of $635,000 and $200,000, respectively, and is recorded in other assets.

The following table summarizes the Company’s derivatives associated with its interest rate risk management activities:

				March 31, 2022
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Assets	Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$283	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	5,000	352	—
Total Hedging Instruments				$10,000	$635	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

				December 31, 2021
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Assets	Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$85	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	5,000	115	—
Total Hedging Instruments				$10,000	$200	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

The following table summarizes the effect of cash flow hedge accounting on the consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Location and Amount of Loss Recognized in Consolidated Statements of Income
	2022		2021
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$(12)	$—	$(5)	$—

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the three months ended March 31, 2022, related to the balance sheet hedging of $10.0 million of 90 day FHLB advances, included in borrowings, indicate that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain which was excluded from the assessment of hedge effectiveness. At March 31, 2022 and December 31, 2021, the Company posted $526,000, of cash to the counterparty as collateral on its interest rate swap contracts which was presented within cash and due from banks on the consolidated balance sheets.
14.	Fair Values of Assets and Liabilities

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at March 31, 2022 and December 31, 2021.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, U.S Government agency small business administration pools guaranteed by the SBA, collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA residential mortgage-backed securities, other municipal bonds and corporate subordinated debt is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services or uses fair value measurements considering observable market data. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2022
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$6,087	$—	$6,087	$—
U.S Government agency small business administration pools guaranteed by the SBA	7,272	—	7,272	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,947	—	3,947	—
Residential mortgage-backed-securities	23,620	—	23,620	—
Municipal bonds	53,642	—	53,642	—
Corporate subordinated debt	3,922	—	3,922	—
Other assets:
Mortgage servicing rights	350	—	—	350
Derivatives	635	—	635	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2021
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$5,971	$—	$5,971	$—
U.S Government agency small business administration pools guaranteed by the SBA	5,045	—	5,045	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,332	—	3,332	—
Residential mortgage-backed-securities	23,332	—	23,332	—
Municipal bonds	50,613	—	50,613	—
Corporate subordinated debt	3,072	—	3,072	—
Other assets:
Mortgage servicing rights	322	—	—	322
Derivatives	200	—	200	—

For the three months ended March 31, 2022 and 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2022	$322
Included in net income	28
Balance as of March 31, 2022	$350
Total unrealized net gains (losses) included in net income related to assets still held as of March 31, 2022	$—

Balance as of January 1, 2021	$273
Included in net income	56
Balance as of March 31, 2021	$329
Total unrealized net gains (losses) included in net income related to assets still held as of March 31, 2021	$—
(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2022
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.81% - 24.78%	10.10%	$350
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	2.73% - 3.61%	2.88%
		Default Rate	0.08% - 0.14%	0.13%

	December 31, 2021
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.63% - 25.56%	13.39%	$322
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	2.82% - 3.63%	2.96%
		Default Rate	0.08% - 0.14%	0.13%
(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 4, Loan Servicing, for a rollforward of our Level 3 item and related inputs and assumptions used to determine fair value at March 31, 2022.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At March 31, 2022 and December 31, 2021 there were no assets measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at March 31, 2022 or December 31, 2021.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At March 31, 2022 and December 31, 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Financial Assets:
Cash and due from banks	$5,493	$5,493	$5,493	$—	$—
Interest-bearing time deposits with other banks	1,245	1,245	—	1,245	—
Federal Home Loan Bank stock	2,410	2,410	—	2,410	—
Bank-owned life insurance	4,481	4,481	—	4,481	—
Loans, net	376,181	361,941	—	—	361,941
Accrued interest receivable	1,568	1,568	1,568	—	—
Financial Liabilities:
Deposits	$388,769	$387,605	$332,029	$55,576	$—
Advances from Federal Home Loan Bank	49,700	48,581	—	48,581	—
Mortgagors’ tax escrow	1,898	1,898	—	1,898	—
December 31, 2021
Financial Assets:
Cash and due from banks	$6,638	$6,638	$6,638	$—	$—
Interest-bearing time deposits with other banks	1,245	1,245	—	1,245	—
Federal Home Loan Bank stock	1,688	1,688	—	1,688	—
Bank-owned life insurance	4,461	4,461	—	4,461	—
Loans, net	373,051	371,587	—	—	371,587
Accrued interest receivable	1,499	1,499	1,499	—	—
Financial Liabilities:
Deposits	$393,243	$393,145	$334,917	$58,228	$—
Advances from Federal Home Loan Bank	29,462	29,063	—	29,063	—
Mortgagors’ tax escrow	652	652	—	652	—

15.	Subsequent Events

From April 1, 2022 through May 3, 2022, the Company purchased an additional 33,835 shares of common stock pursuant to its repurchase plan at an average price of $10.74 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2022 and consolidated results of operations for the three months ended March 31, 2022 and 2021 and should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 25, 2022 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

COVID-19 Pandemic

On March 11, 2020, the world health organization declared the outbreak of COVID-19 a global pandemic. Since then, the COVID-19 pandemic has continued to evolve and mutate, including through its variants, and has adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines and government-mandated closures of certain businesses. While certain of these restrictions have been loosened, the same or new restrictions may be implemented again. Although vaccines for COVID-19 have largely been made available in the U.S., the ultimate efficacy of the vaccines will depend on various factors including, the number of people who receive the vaccines as well as the vaccines’ effectiveness against contracting and spreading COVID-19 and any of its existing or new variants. While management has taken measures to mitigate the impact of the pandemic on the Company, such as temporary branch closures, transitioning to a more remote work environment and participation in government stimulus programs, the long-term impact to the Company remains uncertain. We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2022 and beyond is uncertain.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	system failures or breaches of our network security;
•	electronic fraudulent activity within the financial services industry;
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

Critical Accounting Policies and Use of Critical Accounting Estimates

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

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Comparison of Financial Condition at March 31, 2022 (unaudited) and December 31, 2021

Total Assets. Total assets were $499.8 million as of March 31, 2022, an increase of $12.7 million, or 2.6%, when compared to total assets of $487.1 million at December 31, 2021. The increase was due primarily to a $3.1 million increase in net loans and a $7.1 million increase in the available-for-sale securities portfolio partially offset by a $1.1 million decrease in cash and due from banks.

Cash and Due From Banks. Cash and due from banks decreased $1.1 million, or 17.2%, to $5.5 million at March 31, 2022 from $6.6 million at December 31, 2021. This decrease was due primarily to the purchase of $16.0 million of securities available-for-sale, $1.4 million of net loan originations and principal payments and a $3.2 million decrease in deposits and escrow balances, offset by a $20.2 million increase in advances from Federal Home Loan Bank during three months ended March 31, 2022.

Available-for-Sale Securities. Available-for-sale securities increased by $7.1 million, or 7.8%, to $98.5 million at March 31, 2022 from $91.4 million at December 31, 2021. This increase was due primarily to purchases of available-for-sale securities totaling $16.0 million, offset by $1.8 million of principal payments received and proceeds from sales and a $6.9 million increase in net unrealized losses within the portfolio during the three months ended March 31, 2022, as a result of the increase in market interest rates during the quarter ended March 31, 2022.

Net Loans. Net loans increased $3.1 million, or 0.8%, to $376.2 million at March 31, 2022 from $373.1 million at December 31, 2021. During the three months ended March 31, 2022, we originated $22.3 million of loans. We also purchased $1.3 million of one- to four-family residential mortgage loans and $346,000 of consumer loans secured by manufactured housing properties. As of March 31, 2022 and December 31, 2021, the portfolio of purchased loans had outstanding principal balances of $30.5 million and $29.7 million, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $164,000, or 9.9%, to $1.8 million at March 31, 2022 from $1.7 million at December 31, 2021 due primarily to the increase in deferred costs on consumer loans and the net decrease in unearned fees received from the SBA for processing PPP loans. SBA fee and interest income recognized during the three months ended March 31, 2022 and 2021 was $114,000 and $420,000, respectively, and is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $1.1 million, or 0.5%, to $235.3 million at March 31, 2022 from $234.2 million at December 31, 2021. Multi-family loans decreased $98,000, or 1.1%, to $8.9 million at March 31, 2022 from $9.0 million at December 31, 2021. Acquisition, development and land loans decreased $3.9 million, or 18.5%, to $17.4 million at March 31, 2022 from $21.4 million at December 31, 2021. Home equity loans and lines of credit decreased $378,000, or 5.4%, to $6.6 million at March 31, 2022 from $6.9 million at December 31, 2021. Consumer loans increased $414,000, or 9.1%, to $5.0 million at March 31, 2022 from $4.6 million at December 31, 2021. Commercial real estate mortgage loans increased $4.3 million, or 6.0%, to $76.4 million at March 31, 2022 from $72.1 million at December 31, 2021. Commercial and industrial loans increased $1.6 million, or 6.0%, to $28.5 million at March 31, 2022 from $26.9 million at December 31, 2021. The increase in commercial and industrial loans was net of $2.3 million of PPP loan forgiveness during the three months ended March 31, 2022.

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

Our allowance for loan losses was $3.6 million at March 31, 2022 and December 31, 2021. The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the measurement date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. The Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at March 31, 2022 and December 31, 2021 that balanced the need to recognize an allowance during the period while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries that have been significantly impacted by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio at March 31, 2022 and December 31, 2021.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses.

Deposits decreased $4.5 million, or 1.1%, to $388.8 million at March 31, 2022 from $393.2 million at December 31, 2021 primarily as a result of a $4.9 million decrease in commercial deposits and partially offset by a $457,000 increase in retail deposits. Core deposits (defined as deposits other than time deposits) decreased $2.9 million, or 0.9%, to $332.0 million at March 31, 2022 from $334.9 million at December 31, 2021. As of March 31, 2022, savings deposits increased $834,000, money market deposits decreased $3.3 million, NOW and demand deposit accounts decreased $428,000 and time deposits decreased $1.6 million. There were $18.1 million of brokered deposits included in time deposits at March 31, 2022 and December 31, 2021.

Borrowings. Advances from the Federal Home Loan Bank increased $20.2 million, or 68.7%, to $49.7 million at March 31, 2022 from $29.5 million at December 31, 2021 in support of the Company’s investment and loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity decreased $4.5 million, or 7.4%, to $56.0 million at March 31, 2022 from $60.5 million at December 31, 2021. This decrease was due primarily to an other comprehensive loss of $4.7 million related to net changes in unrealized holding losses in the available-for-sale securities portfolio and changes in the fair value of interest rate swap derivatives, as a result of an increase in market interest rates during the quarter ended March 31, 2022, and treasury stock purchases of $248,000, partially offset by the recognition of $130,000 of previously unearned compensation and net income of $392,000 for the three months ended March 31, 2022.

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

Non-performing loans were $795,000 and $837,000, or 0.21% and 0.22% of total loans, at March 31, 2022 and December 31, 2021, respectively.  At March 31, 2022 and December 31, 2021, non-performing loans consisted primarily of a residential mortgage loan and a HELOC to deceased borrowers which had outstanding balances totaling $602,000. The property, securing both credit facilities, has an estimated market value of approximately $1.2 million. Additionally, a $195,000 non-performing residential mortgage loan was repurchased from an investor and restructured in 2021. The outstanding balance of this TDR was approximately $194,000 and $195,000 at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

Net Income. Net income was $392,000 for the three months ended March 31, 2022, compared to net income of $908,000 for the three months ended March 31, 2021, a decrease of $516,000, or 56.8%. The decrease was due primarily to an increase in non-interest expenses of $576,000 and a decrease in non-interest income of $207,000, offset by a decrease in income tax expense of $198,000 and an increase in net interest and dividend income after provision for loan losses of $69,000 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Interest and Dividend Income. Interest and dividend income decreased $17,000, or 0.4%, to $3.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was due to a $227,000, or 6.2%, decrease in interest and fees on loans, offset by a $210,000, or 79.5%, increase in interest and dividend income on investments for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Interest and fees on loans for the three months ended March 31, 2022 and 2021 included $114,000 and $420,000 of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $36.6 million, to $482.3 million for the three months ended March 31, 2022 from $445.7 million for the three months ended March 31, 2021. The weighted average annualized yield on interest earning-assets decreased 28 basis points, or 7.9%, to 3.25%, for the three months ended March 31, 2022 from 3.53% for the three months ended March 31, 2021. The weighted average annualized yield for the loan portfolio decreased 33 basis points, or 8.1%, to 3.65% for the three months ended March 31, 2022 from 3.98% for the three months ended March 31, 2021. The weighted average annualized yield for all other interest-earning assets increased to 1.80% for the three months ended March 31, 2022 from 1.37% for the three months ended March 31, 2021 due primarily to the investment in higher-yielding taxable debt securities.

Interest Expense. Total interest expense decreased $86,000, or 32.5%, to $179,000 for the three months ended March 31, 2022, from $265,000 for the three months ended March 31, 2021. Interest expense on deposit accounts decreased $51,000, or 28.5%, to $128,000 for the three months ended March 31, 2022 from $179,000 for the three months ended March 31, 2021. The average balance of interest-bearing deposits increased $11.2 million, or 4.0%, to $293.5 million for the three months ended March 31, 2022 from $282.4 million for the three months ended March 31, 2021 primarily as a result of an increase in the average balances of NOW and demand deposits and savings deposits. The weighted average annualized rate of interest-bearing deposits decreased to 0.17% for the three months ended March 31, 2022 from 0.25% for the three months ended March 31, 2021 due to a decrease in market interest rates offset by an increase in average interest-bearing deposit balances.

Interest expense on borrowings decreased $35,000, or 40.7%, to $51,000 for the three months ended March 31, 2022 from $86,000 for the three months ended March 31, 2021 primarily due to the retirement of $20.0 million of long-term borrowings from the FHLB in advance of their scheduled maturities in late 2021. The interest rates on the retired borrowings were above market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. The average balance of borrowings decreased $4.0 million, or 9.1%, to $40.3 million for the three months ended March 31, 2022 from $44.3 million for the three months ended March 31, 2021. The weighted average annualized rate of borrowings decreased to 0.51% for the three months ended March 31, 2022 from 0.78% for the three months ended March 31, 2021 due primarily to a decrease in the interest expense associated with the retired borrowings offset by the interest expense associated with replacement long-term borrowings from the FHLB.

Net Interest and Dividend Income. Net interest and dividend income increased $69,000, or 1.9%, to $3.7 million for the three months ended March 31, 2022. This increase was due to a $36.6 million, or 8.2%, increase in the average balance of interest-earning assets offset by a $7.1 million, or 2.2%, increase in the balance of average interest-bearing liabilities during the three months ended March 31, 2022. Annualized net interest margin decreased to 3.10% for the three months ended March 31, 2022 from 3.29% for the three months ended March 31, 2021.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a $60,000 provision for loan losses was recorded for the three months ended March 31, 2022 and 2021.

Non-Interest Income. Non-interest income decreased $207,000, or 31.9%, to $442,000 for the three months ended March 31, 2022 compared to $649,000 for the three months ended March 31, 2021. The decrease in non-interest income during the three months ended March 31, 2022 was due primarily to a $151,000 decrease in securities gains, net, a $38,000 decrease in gain on sale of loans and a $31,000 decrease in loan servicing fee income, reflecting less of an increase in the fair value of our mortgage servicing intangible asset during the three months ended March 31, 2022 versus the three months ended March 31, 2021, offset by a $34,000 increase in investment service fees.

Non-Interest Expense. Non-interest expense increased $576,000, or 18.6%, to $3.7 million for the three months ended March 31, 2022 from $3.1 million for the three months ended March 31, 2021. The increase in non-interest expense was due primarily to increased salaries and employee benefits expense of $398,000, or 21.3%, an increase in data processing expense of $38,000, or 11.9%, and a $37,000, of 22.2% increase in occupancy expense. The increase in salaries and benefits during the three months ended March 31, 2022 was due to filling certain open positions and associated recruitment fees, normal salary increases and the recognition of previously unearned compensation associated with the restricted stock awards granted in 2021.

Income Taxes. Income tax expense decreased $198,000 or 77.3%, to $58,000 for the three months ended March 31, 2022 from $256,000 for the three months ended March 31, 2021. The effective tax rate was 12.9% and 22.0% for the three months ended March 31, 2022 and 2021, respectively. The decrease in income tax expense was due primarily to the decrease in income before income tax expense. Income before income tax expense decreased $714,000, or 61.3%, to $450,000 for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. The decrease in the effective tax rate for the three months ended March 31, 2022 as compared to the prior period was due primarily to the amount of non-taxable income as a percentage of income before income tax expense for the three months ended March 31, 2022 as compared to the prior period.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee income and discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following tables include no out-of-period items or adjustments.

	For the Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$376,690	$3,441	3.65%	$368,845	$3,668	3.98%
Taxable debt securities	49,042	187	1.53%	15,340	24	0.63%
Non-taxable debt securities	46,944	264	2.25%	36,691	222	2.42%
Interest-bearing deposits with other banks	7,503	9	0.48%	22,911	18	0.31%
Federal Home Loan Bank stock	2,118	14	2.64%	1,865	—	0.00%
Total interest-earning assets	482,297	3,915	3.25%	445,652	3,932	3.53%
Non-interest-earning assets	12,877			11,506
Total assets	$495,174			$457,158
Interest-bearing liabilities:
NOW and demand deposits	$108,302	$24	0.09%	$100,315	$35	0.14%
Money market deposits	70,223	19	0.11%	71,625	28	0.16%
Savings deposits	57,780	6	0.04%	51,019	8	0.06%
Time deposits	57,243	79	0.55%	59,392	108	0.73%
Total interest-bearing deposits	293,548	128	0.17%	282,351	179	0.25%
Borrowings	40,274	51	0.51%	44,298	86	0.78%
Other	1,484	—	—	1,590	—	—
Total interest-bearing liabilities	335,306	179	0.21%	328,239	265	0.32%
Non-interest-bearing deposits	96,800			66,179
Other non-interest-bearing liabilities	3,785			3,735
Total liabilities	435,891			398,153
Total stockholders' equity	59,283			59,005
Total liabilities and stockholders' equity	$495,174			$457,158
Net interest income		$3,736			$3,667
Net interest rate spread (1)			3.03%			3.21%
Net interest-earning assets (2)	$146,991			$117,413
Net interest margin (3)			3.10%			3.29%
Average interest-earning assets to interest-bearing liabilities	143.84%			135.77%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net deferred fee income included in loan interest totaled $14,000 and $264,000 for the three months ended March 31, 2022 and 2021, respectively.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$77	$(304)	$(227)
Taxable debt securities	99	64	163
Non-taxable debt securities	59	(17)	42
Interest-bearing deposits with other banks	(16)	7	(9)
Federal Home Loan Bank stock	—	14	14
Total interest-earning assets	219	(236)	(17)
Interest-bearing liabilities:
NOW and demand deposits	3	(14)	(11)
Money market deposits	(1)	(8)	(9)
Savings deposits	1	(3)	(2)
Time deposits	(4)	(25)	(29)
Total interest-bearing deposits	(1)	(50)	(51)
Borrowings	(7)	(28)	(35)
Total interest-bearing liabilities	(8)	(78)	(86)
Change in net interest income	$227	$(158)	$69

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At March 31, 2022 and December 31, 2021, we had $49.7 million and $29.5 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $91.3 million and $109.7 million, respectively. Additionally, at March 31, 2022 and December 31, 2021, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At March 31, 2022 and December 31, 2021, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $141,000 and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from the sale, maturity and principal payments received on securities available-for-sale, was $18.0 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $16.8 million and $20.7 million for the three months ended March 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of

March 31, 2022. COVID-19 has impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which remain uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to it. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits to fund loan growth.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to fund repurchases of its outstanding common stock and to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2022, the Company (on an unconsolidated basis) had liquid assets of $9.5 million. As of March 31, 2022, the Company repurchased 101,936 shares of its common stock at a weighted average price of $9.77 per share.

At March 31, 2022, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 11 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of March 31, 2022.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$51,648	$(11,294)	(17.9)%	12.6%	$(27)
300 bp	54,898	(8,044)	(12.8)	12.8	(4)
200 bp	58,065	(4,877)	(7.7)	13.0	11
100 bp	61,552	(1,390)	(2.2)	13.1	27
0	62,942	—	—	12.9	—
(100) bp	61,306	(1,636)	(2.6)	12.0	(82)

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

Economic Value of Equity. Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of March 31, 2022 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 7.7% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 2.6% decrease in the economic value of equity.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2022, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2022, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as First Seacoast Bancorp is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.2% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. The Company holds repurchased shares in its treasury. As of March 31, 2022 and December 31 2021, the Company had repurchased 101,936 and 78,433 shares of its common stock, respectively

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

January 1, 2022 - January 31, 2022	15,999	$10.66	15,999	42,447
February 1, 2022 - February 28, 2022	1,595	10.41	1,595	40,852
March 1, 2022 - March 31, 2022	5,909	10.36	5,909	34,943
Total	23,503		23,503

There were no sales of unregistered securities during the three months ended March 31, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: May 13, 2022	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: May 13, 2022	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer