Form 10-Q
period 2022-06-30
First Seacoast Bancorp
filed 2022-08-12
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   001-38985

First Seacoast Bancorp

(Exact Name of Registrant as Specified in Its Charter)

United States of America	84-2404519
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 Central Avenue, Dover ,New Hampshire	03820
(Address of Principal Executive Offices)	(Zip Code)

(603)742-4680

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

6,064,891 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of August 1, 2022, of which 3,345,925 shares were owned by First Seacoast Bancorp, MHC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$4,057	$6,638
Interest bearing time deposits with other banks	996	1,245
Securities available-for-sale, at fair value	103,387	91,365
Federal Home Loan Bank stock	2,684	1,688
Loans	385,601	376,641
Less allowance for loan losses	(3,644)	(3,590)
Net loans	381,957	373,051
Land, building and equipment, net	4,401	4,566
Bank-owned life insurance	4,502	4,461
Accrued interest receivable	1,646	1,499
Other assets	6,616	2,561
Total assets	$510,246	$487,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$91,700	$98,624
Interest bearing deposits	296,168	294,619
Total deposits	387,868	393,243
Advances from Federal Home Loan Bank	64,250	29,462
Mortgagors’ tax escrow	725	652
Deferred compensation liability	1,650	1,729
Other liabilities	3,881	1,520
Total liabilities	458,374	426,606
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 6,201,770 issued and 6,064,891 shares outstanding at June 30, 2022; and 6,201,770 shares issued and 6,123,337 outstanding as of December 31, 2021, respectively	62	62
Additional paid-in capital	26,785	26,783
Retained earnings	37,385	36,813
Accumulated other comprehensive (loss) income	(8,083)	721
Treasury stock, at cost: 136,879 and 78,433 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	(1,371)	(748)
Unearned stock compensation	(2,906)	(3,163)
Total stockholders' equity	51,872	60,468
Total liabilities and stockholders' equity	$510,246	$487,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$3,443	$3,557	$6,884	$7,225
Interest on debt securities:
Taxable	261	100	457	142
Non-taxable	294	222	558	444
Total interest on debt securities	555	322	1,015	586
Dividends	9	2	23	2
Total interest and dividend income	4,007	3,881	7,922	7,813
Interest expense:
Interest on deposits	121	149	249	328
Interest on borrowings	91	98	142	184
Total interest expense	212	247	391	512
Net interest and dividend income	3,795	3,634	7,531	7,301
Provision for loan losses	—	25	60	85
Net interest and dividend income after provision for loan losses	3,795	3,609	7,471	7,216
Non-interest income:
Customer service fees	245	256	462	489
Gain on sale of loans	—	48	2	88
Securities gains, net	—	332	52	535
Income from bank-owned life insurance	20	20	40	40
Loan servicing income	37	1	89	84
Investment services fees	87	63	176	118
Other income	9	10	19	25
Total non-interest income	398	730	840	1,379
Non-interest expense:
Salaries and employee benefits	2,413	1,885	4,677	3,751
Director compensation	69	66	137	128
Occupancy expense	171	170	375	337
Equipment expense	127	140	254	281
Marketing	100	141	149	201
Data processing	367	352	724	671
Deposit insurance fees	29	29	74	59
Professional fees and assessments	292	276	515	481
Debit card fees	48	49	86	91
Employee travel and education expenses	42	27	66	43
Other expense	289	198	558	382
Total non-interest expense	3,947	3,333	7,615	6,425
Income before income tax expense	246	1,006	696	2,170
Income tax expense	66	173	124	429
Net income	$180	$833	$572	$1,741

Earnings per share:
Basic	$0.03	$0.14	$0.10	$0.30
Diluted	$0.03	$0.14	$0.10	$0.30
Weighted Average Shares:
Basic	5,752,047	5,817,624	5,771,234	5,827,589
Diluted	5,776,851	5,817,624	5,790,723	5,827,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$180	$833	$572	$1,741
Other comprehensive (loss) income, net of income taxes:
Securities available-for-sale:
Unrealized holding (losses) gains on securities available-for-sale arising during the period, net of income taxes of $(1,606), $145, $(3,535) and $(107), respectively	(4,323)	391	(9,518)	(287)
Reclassification adjustment for securities gains, net and net amortization of bond premiums included in net income, net of income taxes of $67, $43, $118 and $59, respectively	182	(112)	317	(158)
Total unrealized (loss) gain on securities available-for-sale	(4,141)	279	(9,201)	(445)
Derivatives:
Change in interest rate swaps, net of income taxes of $30, $(17), $146 and $47, respectively	84	(45)	392	127
Reclassification adjustment for net interest expense on swaps included in net income net, of income taxes of $(2), $4, $2 and $5, respectively	(4)	9	5	13
Total change in interest rate swaps	80	(36)	397	140
Other comprehensive (loss) income	(4,061)	243	(8,804)	(305)
Comprehensive (loss) income	$(3,881)	$1,076	$(8,232)	$1,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance March 31, 2022	6,099,834	$62	$26,784	$37,205	$(4,022)	$(996)	$(3,034)	$55,999
Net income	—	—	—	180	—	—	—	180
Other comprehensive loss	—	—	—	—	(4,061)	—	—	(4,061)
Treasury stock activity	(34,943)	—	—	—	—	(375)	—	(375)
Amortization of unearned stock compensation	—	—	—	—	—	—	98	98
ESOP shares earned - 2,981 shares	—	—	1	—	—	—	30	31
Balance June 30, 2022	6,064,891	$62	$26,785	$37,385	$(8,083)	$(1,371)	$(2,906)	$51,872

Balance December 31, 2021	6,123,337	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468
Net income	—	—	—	572	—	—	—	572
Other comprehensive loss	—	—	—	—	(8,804)	—	—	(8,804)
Treasury stock activity	(58,446)	—	—	—	—	(623)	—	(623)
Amortization of unearned stock compensation	—	—	—	—	—	—	197	197
ESOP shares earned - 5,962 shares	—	—	2	—	—	—	60	62
Balance June 30, 2022	6,064,891	$62	$26,785	$37,385	$(8,083)	$(1,371)	$(2,906)	$51,872

Balance March 31, 2021	6,033,767	$60	$25,604	$35,100	$833	$(465)	$(2,116)	$59,016
Net income	—	—	—	833	—	—	—	833
Other comprehensive income	—	—	—	—	243	—	—	243
Treasury stock activity	(17,745)	—	—	—	—	(171)	—	(171)
ESOP shares earned - 2,981 shares	—	—	(1)	—	—	—	30	29
Balance June 30, 2021	6,016,022	$60	$25,603	$35,933	$1,076	$(636)	$(2,086)	$59,950

Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861
Net income	—	—	—	1,741	—	—	—	1,741
Other comprehensive loss	—	—	—	—	(305)	—	—	(305)
Treasury stock activity	(42,002)	(1)	—	—	—	(403)	—	(404)
ESOP shares earned - 5,962 shares	—	—	(3)	—	—	—	60	57
Balance June 30, 2021	6,016,022	$60	$25,603	$35,933	$1,076	$(636)	$(2,086)	$59,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$572	$1,741
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	62	57
Stock based compensation	197	—
Depreciation and amortization	271	281
Net amortization of bond premium	487	318
Provision for loan losses	60	85
Gain on sale of loans	(2)	(88)
Securities gains, net	(52)	(535)
Proceeds from loans sold	497	3,000
Origination of loans sold	(495)	(2,912)
Increase in bank-owned life insurance	(41)	(40)
Increase in deferred costs on loans	(511)	(368)
Deferred tax expense	130	108
(Increase) decrease in accrued interest receivable	(147)	79
Increase in other assets	(164)	(218)
Decrease in deferred compensation liability	(79)	(26)
Increase in other liabilities	2,137	983
Net cash provided by operating activities	2,922	2,465
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments from securities available-for-sale	2,542	18,443
Purchase of securities available-for-sale	(27,617)	(30,520)
Purchase of property and equipment	(89)	(31)
Loan purchases	(2,816)	(8,506)
Loan originations and principal collections, net	(5,633)	557
Net loan (charge offs) recoveries	(6)	39
Net purchase of Federal Home Loan Bank stock	(996)	(226)
Proceeds from sales of interest bearing time deposits with other banks	249	—
Net cash used by investing activities	(34,366)	(20,244)
Cash flows from financing activities:
Net (decrease) increase in NOW, demand deposits, money market and savings accounts	(1,865)	33,366
Net (decrease) increase in certificates of deposit	(3,510)	9,624
Increase (decrease) in mortgagors’ escrow accounts	73	(621)
Treasury stock purchases	(623)	(403)
Net proceeds (payments ) from short-term FHLB advances	37,050	(95)
Proceeds from long-term FHLB advances	—	5,000
Payments on long-term FHLB advances	(2,262)	—
Payments on short-term FRB advances	—	(13,956)
Net cash provided by financing activities	28,863	32,915
Net change in cash and cash equivalents	(2,581)	15,136
Cash and cash equivalents at beginning of period	6,638	5,996
Cash and cash equivalents at end of period	$4,057	$21,132
Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$379	$531
Cash paid for income taxes	38	162
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(12,618)	(611)
Deferred taxes	3,417	166
Other comprehensive loss	(9,201)	(445)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	544	192
Deferred taxes	(147)	(52)
Other comprehensive income	397	140
Effect of the adoption of ASU 2016-02:
Other assets	224	—
Other liabilities	224	—

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

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm

(the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $347,000 (included in other assets at June 30, 2022 and December 31, 2021 net of accumulated amortization), of which $172,000 was paid at closing. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By August 31, 2022, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier,

the balance of the purchase price will be paid to the seller. As of June 30, 2022, approximately $23.4 million of purchased client accounts are included in total assets under management. Assets under management totaled approximately $85.6 million and $88.0 million at June 30, 2022 and December 31, 2021, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten year period. During the three months ended June 30, 2022 and 2021, $9,000 and $-0- of amortization expense was recorded in other expense,

respectively. During the six months ended June 30, 2022 and 2021, $18,000 and $-0- of amortization expense was recorded in other expense, respectively.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of June 30, 2022, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period except for the accounting treatment for measuring and recording the Company’s allowance for loan losses. The Company measures and records an allowance for loan losses based upon the incurred loss model while other public companies may be required to calculate their allowance for loan losses based upon the current expected credit loss (“CECL”) model. For a “smaller reporting company,” like the Company, the planned implementation of the CECL model is January 1, 2023. The CECL approach requires an estimate of the loan loss expected over the life of the loan, while the incurred loss approach delays the recognition of a loan loss until it is probable a loss event has occurred. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (which will be December 31, 2024 for the Company) (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In January 2020, the FASB issued ASU 2020-1,“Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (A Consensus of the Emerging Issues Task Force),” which clarifies the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. This ASU became effective for public entities for fiscal years beginning after December 15, 2020 and all other entities for fiscal years beginning after December 15, 2021. Early adoption was permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies accounting for income taxes by removing specific technical exceptions. The guidance removes the need for companies to analyze whether (1) the exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses apply in a given period. The amendments in this ASU are effective for smaller reporting companies for fiscal years beginning after December 15, 2021. Early adoption was permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous U.S. GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. Initially, the FASB approved a proposal to delay the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2020. On June 30, 2020, the FASB further delayed the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2021. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies ASU 2016-02 with respect to certain aspects of the update and ASU 2018-11,“Targeted Improvements,” to allow an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Using the optional transition method discussed above, the Company adopted the new lease guidance on January 1, 2022 and recorded a right-of- use asset in other assets and a corresponding net lease liability in other liabilities at March 31, 2022 (see Note 9, Leases, for more information).

Recent Accounting Pronouncements Yet To Be Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-2,“Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” All other creditors must continue to apply the TDR accounting model until they adopt ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage (that is, year of origination). This ASU becomes effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-1,“Reference Rate Reform (Topic 848) (Scope),” which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. This ASU becomes effective immediately for all entities on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04,“Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential burden in accounting due to reference rate reform. The guidance in this update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made, and hedging relationships entered into, on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

In February 2020, the FASB issued ASU 2020-2,“Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU adds an SEC paragraph pursuant to the issuance of SEC SAB Topic No. 119 to the FASB Codification Topic 326 and updates the SEC section of the Codification for the change in the effective dates of Topic 842. This ASU primarily details guidance on what SEC staff would expect a registrant to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost.

In November 2019, the FASB issued ASU 2019-11,“Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also, during November 2019, the FASB issued ASU 2019-10,“Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards. The effective date for ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective date for ASU 2016-02,“Leases (Topic 842),” was deferred to fiscal years beginning after December 15, 2021.

In April 2019, the FASB issued ASU 2019-04,“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05,“Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information.

In June 2016, the FASB issued ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19,“Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for smaller reporting companies and clarifying that operating lease receivables are outside the scope of Accounting. On October 16, 2019, the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Early adoption is permitted. Upon adoption, however, the Company will apply the standard’s provisions as a cumulative effect adjustment to equity capital as of the first reporting period in which the guidance is effective. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is reviewing the requirements of ASU 2016-13 and is developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses and allowance for unfunded commitments will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

2.	Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$6,553	$—	$(712)	$5,841
U.S. Government agency small business administration pools guaranteed by SBA	10,047	5	(624)	9,428
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,333	—	(440)	5,893
Residential mortgage-backed securities	27,710	8	(3,434)	24,284
Municipal bonds	59,514	27	(6,242)	53,299
Corporate subordinated debt	5,060	—	(418)	4,642
	$115,217	$40	$(11,870)	$103,387

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$6,098	$—	$(127)	$5,971
U.S. Government agency small business administration pools guaranteed by SBA	5,059	22	(36)	5,045
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,400	1	(69)	3,332
Residential mortgage-backed securities	23,784	32	(484)	23,332
Municipal bonds	49,164	1,501	(52)	50,613
Corporate subordinated debt	3,072	—	—	3,072
	$90,577	$1,556	$(768)	$91,365

The amortized cost and fair values of available-for-sale securities at June 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2022
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	13,304	12,129
Due after ten years	57,823	51,653
Total U.S. Government-sponsored enterprises obligations, municipal bonds and corporate subordinated debt	71,127	63,782
U.S. Government agency small business pools guaranteed by SBA(1)	10,047	9,428
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA(1)	6,333	5,893
Residential mortgage-backed securities(1)	27,710	24,284
Total	$115,217	$103,387

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021:

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2022
U.S. Government sponsored enterprises obligations	7	$5,000	$(491)	3	$841	$(221)	$5,841	$(712)
U.S. Government agency small business administration pools guaranteed by SBA	10	8,416	(624)	—	—	—	8,416	(624)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	7	5,595	(306)	2	266	(134)	5,861	(440)
Residential mortgage-backed securities	17	16,426	(1,521)	13	5,954	(1,913)	22,380	(3,434)
Municipal bonds	88	50,595	(6,159)	1	499	(83)	51,094	(6,242)
Corporate subordinated debt	4	4,642	(418)	—	—	—	4,642	(418)
	133	$90,674	$(9,519)	19	$7,560	$(2,351)	$98,234	$(11,870)
December 31, 2021
U.S. Government sponsored enterprises obligations	7	$5,022	$(80)	2	$949	$(47)	$5,971	$(127)
U.S. Government agency small business administration pools guaranteed by SBA	3	2,988	(36)	—	—	—	2,988	(36)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4	2,779	(69)	—	—	—	2,779	(69)
Residential mortgage-backed securities	22	19,541	(399)	1	2,304	(85)	21,845	(484)
Municipal bonds	7	6,494	(49)	1	584	(3)	7,078	(52)
	43	$36,824	$(633)	4	$3,837	$(135)	$40,661	$(768)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of June 30, 2022.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Proceeds from sales, maturities, and principal payments received on securities available-for-sale	$746	$8,697	$2,542	$18,443
Gross realized gains	—	385	52	588
Gross realized losses	—	(53)	—	(53)
Net realized gains	$—	$332	$52	$535

As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any issuer, other than the SBA, FHLMC and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.
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

In response to the COVID-19 pandemic, the Small Business Administration (“SBA”) established the Paycheck Protection Program (“PPP”), which was designed to aid small- and medium-sized businesses through federally guaranteed SBA loans (“PPP loans”) distributed through banks. PPP loans are fully guaranteed as to principal and interest by the SBA. During the year ended December 31, 2021, the Bank originated 134 PPP loans with aggregate outstanding principal balances of $13.1 million. As of June 30, 2022 and December 31, 2021, total PPP loan principal balances were $139,000 and $5.5 million, respectively, and are included in commercial and industrial loans (C+I).

Loans consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commercial real estate (CRE)	$77,349	$72,057
Multifamily (MF)	8,683	8,998
Commercial and industrial (C+I)	24,641	26,851
Acquisition, development, and land (ADL)	17,078	21,365
1-4 family residential (RES)	240,242	234,199
Home equity line of credit (HELOC)	9,201	6,947
Consumer (CON)	6,246	4,574
Total loans	383,440	374,991
Net deferred loan costs	2,161	1,650
Allowance for loan losses	(3,644)	(3,590)
Total loans, net	$381,957	$373,051

Changes in the allowance for loan losses (“ALL”) for the three and six months ended June 30, 2022 and 2021, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, March 31, 2022	$894	$78	$218	$116	$2,188	$62	$86	$—	$3,642
Provision for loan losses	125	(21)	(11)	(6)	(163)	25	24	27	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1	—	2
Balance, June 30, 2022	1,019	57	208	110	2,025	87	111	27	3,644

Balance March 31, 2021	913	39	206	296	1,559	67	50	274	3,404
Provision for loan losses	(121)	52	(24)	(105)	191	11	1	20	25
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	36	—	—	—	1	—	37
Balance, June 30, 2021	792	91	218	191	1,750	78	52	294	3,466

Balance, December 31, 2021	833	80	194	178	2,139	63	75	28	3,590
Provision for loan losses	186	(23)	13	(68)	(114)	24	43	(1)	60
Charge-offs	—	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	1	—	—	—	2	—	3
Balance, June 30, 2022	1,019	57	208	110	2,025	87	111	27	3,644

Balance, December 31, 2020	753	60	267	174	1,656	78	52	302	3,342
Provision for loan losses	39	31	(86)	17	94	—	(2)	(8)	85
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	37	—	—	—	2	—	39
Balance, June 30, 2021	$792	$91	$218	$191	$1,750	$78	$52	$294	$3,466

As of June 30, 2022 and December 31, 2021, information about loans and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
June 30, 2022 Loan Balances
Individually evaluated for impairment	$98	$—	$20	$—	$487	$115	$—	$—	$720
Collectively evaluated for impairment	77,251	8,683	24,621	17,078	239,755	9,086	6,246	—	382,720
Total	$77,349	$8,683	$24,641	$17,078	$240,242	$9,201	$6,246	$—	$383,440
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,019	57	208	110	2,025	87	111	27	3,644
Total	$1,019	$57	$208	$110	$2,025	$87	$111	$27	$3,644
December 31, 2021 Loan Balances
Individually evaluated for impairment	$104	$—	$28	$—	$722	$115	$—	$—	$969
Collectively evaluated for impairment	71,953	8,998	26,823	21,365	233,477	6,832	4,574	—	374,022
Total	$72,057	$8,998	$26,851	$21,365	$234,199	$6,947	$4,574	$—	$374,991
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	833	80	194	178	2,139	63	75	28	3,590
Total	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590

The following is an aging analysis of past due loans by portfolio segment as of June 30, 2022:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$77,349	$77,349	$—
MF	—	—	—	—	8,683	8,683	—
C+I	—	—	—	—	24,641	24,641	—
ADL	—	—	—	—	17,078	17,078	—
RES	—	—	487	487	239,755	240,242	487
HELOC	—	—	115	115	9,086	9,201	115
CON	10	—	—	10	6,236	6,246	—
	$10	$—	$602	$612	$382,828	$383,440	$602

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$72,057	$72,057	$—
MF	—	—	—	—	8,998	8,998	—
C+I	—	—	—	—	26,851	26,851	—
ADL	—	—	—	—	21,365	21,365	—
RES	—	487	235	722	233,477	234,199	722
HELOC	117	129	—	246	6,701	6,947	115
CON	6	—	—	6	4,568	4,574	—
	$123	$616	$235	$974	$374,017	$374,991	$837

There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2022 or December 31, 2021.

The following table provides information on impaired loans as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022			At June 30, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	487	487	—	604	1
HELOC	115	115	—	115	—
CON	—	—	—	—	—
Total impaired loans	$602	$602	$—	$719	$1
.
	As of December 31, 2021			At December 31, 2021
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	203	12
ADL	—	—	—	—	—
RES	722	722	—	77	2
HELOC	115	115	—	10	—
CON	—	—	—	—	—
Total impaired loans	$837	$837	$—	$290	$14

Included in impaired loans at December 31, 2021 was a non-performing residential mortgage loan that was repurchased from an investor and restructured in 2021. This loan was returned to performing status during June 2022. The outstanding balance of this now accruing TDR was approximately $192,000 and $195,000 at June 30, 2022 and December 31, 2021, respectively.

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

The following presents the internal risk rating of loans by portfolio segment as of June 30, 2022:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$77,251	$—	$98	$77,349
MF	8,683	—	—	8,683
C+I	24,621	—	20	24,641
ADL	17,078	—	—	17,078
RES	239,755	—	487	240,242
HELOC	9,086	—	115	9,201
CON	6,246	—	—	6,246
Total loans	$382,720	$—	$720	$383,440

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$69,252	$2,701	$104	$72,057
MF	8,998	—	—	8,998
C+I	26,823	—	28	26,851
ADL	21,365	—	—	21,365
RES	233,477	—	722	234,199
HELOC	6,832	—	115	6,947
CON	4,574	—	—	4,574
Total loans	$371,321	$2,701	$969	$374,991

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at June 30, 2022 and December 31, 2021 were $4.5 million and $4.8 million, respectively.

4.	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $37.7 million and $40.6 million at June 30, 2022 and December 31, 2021, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing income in the Company’s consolidated statements of income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $37,000 and $1,000 for the three months ended June 30, 2022 and 2021, respectively, and $89,000 and $84,000 for the six months ended June 30, 2022 and 2021, respectively. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
Balance, March 31,	$350	$329
Additions	—	17
Payoffs	(2)	(18)
Change in fair value due to change in assumptions	16	(25)
Balance, June 30,	364	303

Balance, January 1,	322	273
Additions	5	30
Payoffs	(18)	(32)
Change in fair value due to change in assumptions	55	32
Balance, June 30,	$364	$303

5.	Deposits

Deposits consisted of the following at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
NOW and demand deposits	$205,241	$206,235
Money market deposits	63,736	71,317
Savings deposits	64,075	57,365
Time deposits of $250,000 and greater	4,964	6,281
Time deposits less than $250,000	49,852	52,045
	$387,868	$393,243

At June 30, 2022, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
2022	$14,934
2023	20,788
2024	7,277
2025	7,363
2026	3,828
2027	626
$54,816

There were $18.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at June 30, 2022 and December 31, 2021.

6.	Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	June 30, 2022
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$47,050	2022	0.47% to 1.70% – fixed
15,000	2023	0.44% to 0.45% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$64,250

	December 31, 2021
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$12,262	2022	0.00% to 0.31%– fixed
15,000	2023	0.44% to 0.45%– fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$29,462

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $58.0 million and $109.7 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

As of June 30, 2022 and December 31, 2021, borrowings include $2.2 million and $4.5 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At June 30, 2022 and December 31, 2021, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at June 30, 2022 and December 31, 2021.
7.	Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended June 30, 2022 and 2021were $44,000 and $41,000, respectively, and $99,000 and $91,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Based upon the funded status of the Pentegra DB Plan as of July 1, 2021, no funding improvement plan or rehabilitation plan has been implemented or is pending as of June 30, 2022.

Total pension plan expense for the three months ended June 30, 2022 and 2021 was $50,000, and $90,000, respectively, and $100,000 and $189,000 for the six months ended June 30, 2022 and 2021, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income. The Company did not pay a surcharge to the Pentegra DB Plan during the three or six months ended June 30, 2022.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. The Company estimates a contribution amount of approximately $200,000 for the fiscal year ending December 31, 2022, however, the contribution amount may change significantly if the Company withdraws from the Pentegra DB Plan (see next paragraph below).

On May 26, 2022, the board of directors approved a resolution authorizing the Company to give notice of its intent to withdraw from the Pentegra DB Plan as of September 30, 2022. The Company initiated a resolution to withdraw from the Pentegra DB Plan on June 30, 2022 so that a preliminary estimate of withdrawal costs could be determined. The Company must decide by no later than September 30, 2022 whether or not to proceed with the withdrawal. The Pentegra DB Plan may or may not be replaced by another plan, i.e. a qualified successor plan. If the Company proceeds with the withdrawal, a contribution amount that achieves a funded status of 100% - market value of plan assets equal to the final withdrawal liability - would be due. The Company is not able to reasonably estimate the contribution amount necessary to achieve a funded status of 100% as of June 30, 2022 due to recent and significant changes to the interest and discount rates used to determine the final withdrawal liability, as well as, yet to be determined vested participant benefit settlement elections (either the purchase of an annuity contract or lump-sum payment) and whether or not the Pentegra DB Plan would be replaced with a qualified successor plan. At this time, the Company anticipates the withdrawal costs will be significant; however, until the Company finalizes its decision to withdraw and a final contribution amount determined, the magnitude of the contribution is unknown.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2022 and December 31, 2021 relating to this supplemental retirement plan was $647,000 and $634,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $20,000 for each of the three months ended June 30, 2022 and 2021, and $41,000 for each of the six months ended June 30, 2022 and 2021.

Executive Supplemental Retirement Plan

The recorded liability at June 30, 2022 and December 31, 2021 relating to the supplemental retirement plan for the Bank’s former President was $45,000 and $90,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2022 and December 31, 2021. The expense of this salary retirement plan was $1,000 and $2,000 for the three months ended June 30, 2022 and 2021, respectively, and $2,000 and $3,000 for the six months ended June 30, 2022 and 2021, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at June 30, 2022 and December 31, 2021 relating to this supplemental executive benefit agreement was $35,000. The expense of this supplemental plan was $-0- for the three and six months ended June 30, 2022 and 2021.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2022 and December 31, 2021 relating to this plan was $494,000 and $550,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2022 and December 31, 2021. Total supplemental retirement plan expense amounted to $13,000 and $17,000 for the three months ended June 30, 2022 and 2021, respectively, and $32,000 and $34,000 for the six months ended June 30, 2022 and 2021, respectively. The Company enacted a “hard freeze” for this supplemental retirement plan as of January 1, 2022. On February 10, 2022, the Bank and the non-employee members of the board of directors of the Bank entered into amendments to the Supplemental Director Retirement Agreements (the “Agreements”) previously entered into by the Bank and the directors. The amendments eliminate the formula for determining the normal annual retirement benefit (previously “70% of Final Base Fee”) and replaces it with a fixed annual benefit of $20,000. The amendments also eliminate the formula for determining the benefit payable on a change in control (previously tied to the normal annual retirement formula with certain imputed increases in the Base Fee) and replacing it with a fixed amount equal to the present value of $200,000. The effect of the amendments is to eliminate the variable and increasing costs associated with the Agreements. Instead, since the normal annual retirement benefit will be a fixed amount, the future costs associated with the Agreements is now more predictable. It is the intention of the Bank that no new directors of the Bank would enter into similar agreements.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At June 30, 2022 and December 31, 2021, the total deferred director’s fees amounted to $430,000 and $420,000, respectively.
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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2038. At June 30, 2022 and December 31, 2021, the remaining principal balance on the ESOP debt was $2.1 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2022 and 2021 was $31,000 and $29,000, respectively, and $62,000 and $57,000 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, total unearned compensation for the ESOP was $2.0 million.

	June 30, 2022	December 31, 2021
Shares held by the ESOP include the following:
Allocated	35,772	23,848
Committed to be allocated	5,962	11,924
Unallocated	196,739	202,701
Total	238,473	238,473

The fair value of unallocated shares was approximately $2.1 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022, no stock options have been granted. On November 18, 2021, 118,270 restricted stock awards were granted to directors and certain members of management at $9.99 per share. The total fair value related to the November 18, 2021 grant was $1.2 million. Restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. A summary of non-vested restricted shares outstanding as of June 30, 2022 and changes during the three months then ended is presented below:

	June 30, 2022
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	118,270	$9.99
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at end of period	118,270	$9.99

For the three and six months ended June 30, 2022, the expense recognized for this equity incentive plan was $98,000 and $197,000, respectively, which provided a tax benefit of $27,000 and $53,000, respectively. At June 30, 2022 and December 31, 2021, total unrecognized compensation expense for this equity incentive plan was $0.9 million and $1.1 million, respectively, with a 2.4 and 2.9 year weighted average future recognition period, respectively.

9.	Leases

The Company is obligated under various lease agreements for one of its branch offices and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2022 and 2027 and, in some instances, contain options to renew for periods up to four years. The Company has no financing leases.

The Company adopted ASU 2016-02 –Leases (Topic 842)– on January 1, 2022 and began recognizing its operating leases on its consolidated balance sheet by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a Right-Of-Use (“ROU”) asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	June 30, 2022
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$224	Other Assets
Net lease liability	224	Other Liabilities

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

The components of operating lease cost and other related information are as follows:

For the Six Months Ended June 30,
(Dollars in thousands)
Operating lease cost	$31
Short-term lease cost	—
Variable lease cost (Cost excluded from lease payments)	—
Sublease income	—
Total operating lease cost	31
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	31
Operating lease - operating cash flows (liability reduction)	$—
Weighted average lease term	4.80
Weighted average discount rate	3.28%

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2022 were as follows:

As of June 30, 2022	Future Minimum Lease Payments
(Dollars in thousands)
Remainder of 2022	$26
2023	52
2024	49
2025	44
2026	43
Thereafter	29
Total minimum lease payments	243
Less: interest	(19)
Total lease liability	$224

One of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.
10.	Other Comprehensive Income

The Company reports certain items as “other comprehensive income” and reflects total accumulated other comprehensive income (“AOCI”) in the consolidated financial statements for all periods containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Three Months Ended June 30,
Reclassification Adjustment	2022	2021	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$—	$(332)	Securities gains, net
Tax effect	—	90	Income tax expense
	—	$(242)	Net income
Net amortization of bond premiums	249	177	Interest on debt securities
Tax effect	(67)	(47)	Income tax expense
	182	130	Net income
Net interest expense on swaps	(6)	13	Interest expense on borrowings
Tax effect	2	(4)	Income tax expense
	(4)	9	Net income
Total reclassification adjustments	$178	$(103)

	Six Months Ended June 30,
	2022	2021
Gains on sale of securities available-for-sale	$(52)	$(535)	Securities gains, net
Tax effect	14	145	Income tax expense
	(38)	(390)	Net income
Net amortization of bond premiums	487	318	Interest on debt securities
Tax effect	(132)	(86)	Income tax expense
	355	232	Net income
Net interest expense on swaps	7	18	Interest expense on borrowings
Tax effect	(2)	(5)	Income tax expense
	5	13	Net income
Total reclassification adjustments	$322	$(145)

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at March 31, 2022	$(4,485)	$463	$(4,022)
Other comprehensive (loss) income before reclassification	(4,323)	84	(4,239)
Amounts reclassified from AOCI	182	(4)	178
Other comprehensive (loss) income	(4,141)	80	(4,061)
Balance at June 30, 2022	$(8,626)	$543	$(8,083)

Balance at March 31, 2021	$757	$76	$833
Other comprehensive income (loss) before reclassification	391	(45)	346
Amounts reclassified from AOCI	(112)	9	(103)
Other comprehensive income (loss)	279	(36)	243
Balance at June 30, 2021	$1,036	$40	$1,076

Balance at December 31, 2021	$575	$146	$721
Other comprehensive (loss) income before reclassification	(9,518)	392	(9,126)
Amounts reclassified from AOCI	317	5	322
Other comprehensive (loss) income	(9,201)	397	(8,804)
Balance at June 30, 2022	$(8,626)	$543	$(8,083)

Balance at December 31, 2020	$1,481	$(100)	$1,381
Other comprehensive (loss) income before reclassification	(287)	127	(160)
Amounts reclassified from AOCI	(158)	13	(145)
Other comprehensive (loss) income	(445)	140	(305)
Balance at June 30, 2021	$1,036	$40	$1,076

(1)	All amounts are net of tax

11.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of June 30, 2022, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total Capital (to risk-weighted assets)	$54,064	16.70%	$25,897	8.00%	$32,372	10.00%	$33,990	10.50%
Tier 1 Capital (to risk-weighted assets)	50,373	15.56	19,423	6.00	25,897	8.00	27,516	8.50
Tier 1 Capital (to average assets)	50,373	10.01	20,127	4.00	25,159	5.00	20,127	4.00
Common Equity Tier 1 (to risk-weighted assets)	50,373	15.56	14,567	4.50	21,042	6.50	22,660	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital (to risk-weighted assets)	$52,798	17.87%	$23,641	8.00%	$29,546	10.00%	$31,029	10.50%
Tier 1 Capital (to risk-weighted assets)	49,151	16.63	17,731	6.00	23,644	8.00	25,119	8.50
Tier 1 Capital (to average assets)	49,151	9.92	19,811	4.00	24,774	5.00	19,811	4.00
Common Equity Tier 1 (to risk-weighted assets)	49,151	16.63	13,298	4.50	19,211	6.50	20,686	7.00

12.	Common Stock Repurchases

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.3% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. As of June 30, 2022, the Company had repurchased 136,879 shares. The Company holds repurchased shares as treasury stock.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2022 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2022 - April 30, 2022	33,835	$10.74	33,835	1,108
May 1, 2022 - May 31, 2022	1,108	10.58	1,108	—
June 1, 2022 - June 30, 2022	—		—	—
Total	34,943		34,943

13.	Derivatives and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilizes interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments are designated as cash flow hedges with changes in the fair value of the derivative recorded in other comprehensive (loss) income and recognized in earnings when the hedged transaction affects earnings. The hedges were determined to be effective and the Company expects the hedges to remain effective during the remaining terms of the swaps.

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

The changes in the fair value of interest rate swaps are reported in other comprehensive (loss) income and are subsequently reclassified into interest expense or income in the period that the hedged transactions affect earnings. Due to the increase in the three-month LIBOR rate, the Company estimates that an additional $180,000 will be reclassified as an increase to interest income during the next twelve months. The change in fair value for these derivative instruments for the three months ended June 30, 2022 and 2021, was $108,000 and $(49,000), respectively, and $545,000 and $192,000 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, the fair value of interest rate swap derivatives resulted in an asset of $744,000 and $200,000, respectively, and is recorded in other assets.

The following tables summarizes the Company’s derivatives associated with its interest rate risk management activities:

				June 30, 2022
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$328	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	5,000	416	—
Total Hedging Instruments				$10,000	$744	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

				December 31, 2021
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$85	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	5,000	115	—
Total Hedging Instruments				$10,000	$200	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

The following tables summarize the effect of cash flow hedge accounting on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Location and Amount of Gain or Loss Recognized in Consolidated Statements of Income
	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$6	$—	$(13)	$—

	Location and Amount of Gain or Loss Recognized in Consolidated Statements of Income
	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$(6)	$—	$(18)	$—

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swap agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the three and six months ended June 30, 2022 and 2021, related to the balance sheet hedging of $10.0 million of 90 day FHLB advances, included in borrowings, indicate that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. The Company’s arrangement with its counterparty requires it to post cash or other assets as collateral for its interest rate swap contracts in a net liability position based on their aggregate fair value and the Company’s credit rating. At June 30, 2022 and December 31, 2021, the Company posted $527,000 and $526,000, respectively, of cash to the counterparty as collateral on its interest rate swap contracts which was presented within cash and due from banks on the consolidated balance sheets.
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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at June 30, 2022 and December 31, 2021.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2022
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$5,841	$—	$5,841	$—
U.S Government agency small business administration pools guaranteed by the SBA	9,428	—	9,428	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5,893	—	5,893	—
Residential mortgage-backed securities	24,283	—	24,283	—
Municipal bonds	53,299	—	53,299	—
Corporate subordinated debt	4,642	—	4,642	—
Other assets:
Mortgage servicing rights	364	—	—	364
Derivatives	744	—	744	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2021
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$5,971	$—	$5,971	$—
U.S Government agency small business administration pools guaranteed by the SBA	5,045	—	5,045	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,332	—	3,332	—
Residential mortgage-backed securities	23,332	—	23,332	—
Municipal bonds	50,613	—	50,613	—
Corporate subordinated debt	3,072	—	3,072	—
Other assets:
Mortgage servicing rights	322	—	—	322
Derivatives	200	—	200	—

For the six months ended June 30, 2022 and 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2022	$322
Included in net income	42
Balance as of June 30, 2022	$364
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2022	$—

Balance as of January 1, 2021	$273
Included in net income	30
Balance as of June 30, 2021	$303
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2021	$—

(1)	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing income in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2022
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	7.11% - 28.28%	8.71%	$364
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	2.30% - 3.04%	2.43%
		Default Rate	0.18% - 0.28%	0.20%

	December 31, 2021
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.63% - 25.56%	13.39%	$322
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	2.82% - 3.63%	2.96%
		Default Rate	0.08% - 0.14%	0.13%

(1)	Unobservable inputs for mortgage servicing rights were weighted by loan amount.

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 4, Loan Servicing, for a roll forward of our Level 3 item and related inputs and assumptions used to determine fair value at June 30, 2022.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At June 30, 2022 and December 31, 2021, there were no assets measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2022 or December 31, 2021.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At June 30, 2022 and December 31, 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Financial Assets:
Cash and due from banks	$4,057	$4,057	$4,057	$—	$—
Interest-bearing time deposits with other banks	996	996	—	996	—
Federal Home Loan Bank stock	2,684	2,684	—	2,684	—
Bank-owned life insurance	4,502	4,502	—	4,502	—
Loans, net	381,957	358,522	—	—	358,522
Accrued interest receivable	1,646	1,646	1,646	—	—
Financial Liabilities:
Deposits	$387,868	$385,859	$333,051	$52,808	$—
Advances from Federal Home Loan Bank	64,250	62,866	—	62,866	—
Mortgagors’ tax escrow	725	725	—	725	—
December 31, 2021
Financial Assets:
Cash and due from banks	$6,638	$6,638	$6,638	$—	$—
Interest-bearing time deposits with other banks	1,245	1,245	—	1,245	—
Federal Home Loan Bank stock	1,688	1,688	—	1,688	—
Bank-owned life insurance	4,461	4,461	—	4,461	—
Loans, net	373,051	371,587	—	—	371,587
Accrued interest receivable	1,499	1,499	1,499	—	—
Financial Liabilities:
Deposits	$393,243	$393,145	$334,917	$58,228	$—
Advances from Federal Home Loan Bank	29,462	29,063	—	29,063	—
Mortgagors’ tax escrow	652	652	—	652	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at June 30, 2022 and consolidated results of operations for the three and six months ended June 30, 2022 and 2021. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 25, 2022 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comparison of Financial Condition at June 30, 2022 (unaudited) and December 31, 2021

Total Assets. Total assets were $510.2 million as of June 30, 2022, an increase of $23.2 million, or 4.8%, compared to total assets of $487.1 million at December 31, 2021. The increase was due primarily to a $8.9 million increase in net loans and a $12.0 million increase in securities available-for-sale partially offset by a $2.6 million decrease in cash and due from banks.

Cash and Due From Banks. Cash and due from banks decreased $2.6 million, or 38.9%, to $4.1 million at June 30, 2022 from $6.6 million at December 31, 2021. This decrease primarily resulted from a $5.4 million decrease in total deposits, a $8.9 million increase in net loans and a $12.0 million increase in securities available-for-sale offset by a $34.8 million increase in borrowings during the six months ended June 30, 2022.

Available-for-Sale Securities. Available-for-sale securities increased by $12.0 million, or 13.2%, to $103.4 million at June 30, 2022 from $91.4 million at December 31, 2021. This increase was primarily due to net investments purchases of $27.6 million offset by $2.5 million of proceeds from sales, maturities and principal received and a $12.6 million increase in net unrealized losses within the portfolio during the six months ended June 30, 2022.

Net Loans. Net loans increased $8.9 million, or 2.4%, to $382.0 million at June 30, 2022 from $373.1 million at December 31, 2021. During the six months ended June 30, 2022, we originated $50.7 million of loans. We also purchased $1.3 million of one- to four-family residential mortgage loans and $1.5 million of consumer loans secured by manufactured housing properties. As of       June 30, 2022 and December 31, 2021, the portfolio of purchased loans had outstanding principal balances of $31.5 million and $29.7 million, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $511,000, or 30.9%, to $2.2 million at June 30, 2022 from $1.7 million at December 31, 2021 due primarily to the increase in deferred costs on consumer loans and the net decrease in unearned fees received from the SBA for processing PPP loans. SBA fee and interest income recognized during the three and six months ended June 30, 2022 was $113,000 and $226,000, respectively, as compared to $290,000 and $709,000 during the three and six months ended June 30, 2021, respectively.  SBA fee and interest income is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $6.0 million, or 2.6%, to $240.2 million at June 30, 2022 from $234.2 million at December 31, 2021. Commercial real estate mortgage loans increased $5.2 million, or 7.3%, to $77.3 million at June 30, 2022 from $72.1 million at December 31, 2021. Multi-family loans decreased $315,000, or 3.5%, to $8.7 million at June 30, 2022 from $9.0 million at December 31, 2021. Commercial and industrial loans decreased $2.2 million (net of $5.3 million of PPP loan forgiveness), or 8.2%, to $24.6 million at June 30, 2022 from $26.9 million at December 31, 2021. Acquisition, development, and land loans decreased $4.3 million, or 20.1%, to $17.1 million at June 30, 2022 from $21.4 million at December 31, 2021. Home equity loans and lines of credit increased $2.3 million, or 32.4%, to $9.2 million at June 30, 2022 from $6.9 million at December 31, 2021. Consumer loans increased $1.7 million, or 36.6%, to $6.2 million at June 30, 2022 from $4.6 million at December 31, 2021.

Our strategy to grow the balance sheet continues to be through originations and, to a lesser extent, purchases of one- to four-family residential mortgage loans and consumer loans secured by manufactured housing properties, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year residential fixed rate mortgage loans to the secondary market on a servicing retained basis, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our allowance for loan losses was $3.6 million at June 30, 2022 and December 31, 2021. The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the measurement date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. The Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at June 30, 2022 and December 31, 2021 that balanced the need to recognize an allowance during the period while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries that have been significantly impacted by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, hotels/motels, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our gross loan portfolio at June 30, 2022 and December 31, 2021.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses.

Deposits decreased $5.4 million, or 1.4%, to $387.9 million at June 30, 2022 from $393.2 million at December 31, 2021 primarily as a result of a $1.9 million decrease in commercial deposits and a $3.5 million decrease in retail deposits. Core deposits (defined as deposits other than time deposits) decreased $1.9 million, or 0.6%, to $333.1 million at June 30, 2022 from $334.9 million at December 31, 2021. As of June 30, 2022, savings deposits increased $6.7 million, money market deposits decreased $7.6 million, NOW and demand deposit accounts decreased $1.0 million and time deposits decreased $3.5 million. There were $18.1 of brokered deposits included in time deposits at June 30, 2022 and December 31, 2021.

Borrowings. Total borrowings increased $34.8 million, or 118.1%, to $64.3 million at June 30, 2022 from $29.5 million at December 31, 2021 in support of the Company’s investment and loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity decreased $8.6 million, or 14.2%, to $51.9 million at June 30, 2022 from $60.5 million at December 31, 2021. This decrease was due primarily to an other comprehensive loss of $8.8 million related to net changes in unrealized holding losses in the available-for-sale securities portfolio and changes in the fair value of interest rate swap derivatives, as a result of an increase in market interest rates during the six months ended June 30, 2022, and treasury stock purchases of $623,000, partially offset by the recognition of $257,000 of previously unearned compensation and net income of $572,000 for the six months ended June 30, 2022.

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

Non-performing loans were $602,000 and $837,000, or 0.16% and 0.22% of total loans, at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, non-performing loans consisted of a residential mortgage loan and a HELOC to deceased borrowers. The property securing both credit facilities was sold in July 2022 and all outstanding loan balances were paid. At December 31, 2021, non-performing loans consisted primarily of the residential mortgage loan and HELOC noted above and a $195,000 non-performing residential mortgage loan that was repurchased from an investor and restructured in 2021. This loan was returned to performing status during June 2022. The outstanding balance of this now accruing TDR was approximately $192,000 and $195,000 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021

Net Income. Net income was $180,000 for the three months ended June 30, 2022, compared to net income of $833,000 for the three months ended June 30, 2021, a decrease of $653,000, or 78.4%. The decrease was due primarily to an increase in non-interest expenses of $614,000 and a decrease in non-interest income of $332,000, offset by an increase in net interest and dividend income after provision for loan losses of $186,000 and a decrease in income tax expense of $107,000 during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest and Dividend Income. Total interest and dividend income increased $126,000, or 3.2%, to $4.0 million for the three months ended June 30, 2022 compared to $3.9 million for the three months ended June 30, 2021. This increase was due to a $240,000 increase in interest and dividend income on investments offset by a $114,000 decrease in interest and fees on loans. Interest and fees on loans for the three months ended June 30, 2022 and 2021 included $113,000 and $290,000 of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $25.3 million, to $488.5 million for the three months ended June 30, 2022 from $463.1 million for the three months ended June 30, 2021. The weighted average annualized yield on interest earning-assets decreased to 3.28% for the three months ended June 30, 2022 from 3.35% for the three months ended June 30, 2021. The weighted average annualized yield for the loan portfolio decreased to 3.62% for the three months ended June 30, 2022 from 3.80% for the three months ended June 30, 2021. The weighted average annualized yield for all other interest-earning assets increased to 2.09% for the three months ended June 30, 2022 from 1.50% for the three months ended June 30, 2021 due primarily to the investment in higher-yielding taxable debt securities.

Interest Expense. Total interest expense decreased $35,000, or 14.2%, to $212,000 for the three months ended June 30, 2022 from $247,000 for the three months ended June 30, 2021. Interest expense on deposits decreased $28,000, or 18.8%, to $121,000 for the three months ended June 30, 2022 from $149,000 for the three months ended June 30, 2021. The average balance of interest-bearing deposits increased $1.6 million, or 0.6%, to $296.9 million for the three months ended June 30, 2022 from $295.3 million for the three months ended June 30, 2021 primarily as a result of an increase in the average balance of savings deposits offset by a decrease in the average balances of money market and time deposits. The weighted average annualized rate of interest-bearing deposits decreased to 0.16% for the three months ended June 30, 2022 from 0.20% for the three months ended June 30, 2021 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings decreased $7,000, or 7.1%, to $91,000 for the three months ended June 30, 2022 from $98,000 for the three months ended June 30, 2021 primarily due to the retirement of $20.0 million of long-term borrowings from the FHLB in advance of their scheduled maturities in late 2021 offset by an increase in the average balance of borrowings and market interest rates. The interest rates on the retired borrowings were above then current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. The average balance of borrowings increased $10.3 million, or 23.8%, to $53.5 million for the three months ended June 30, 2022 from $43.2 million for the three months ended June 30, 2021. The weighted average annualized rate of borrowings decreased to 0.68% for the three months ended June 30, 2022 from 0.91% for the three months ended June 30, 2021 due primarily to a decrease in the interest expense associated with the retired borrowings offset by the interest expense associated with replacement long-term borrowings from the FHLB.

Net Interest and Dividend Income. Net interest and dividend income increased $161,000, or 4.4%,to $3.8 million for the three months ended June 30, 2022 from $3.6 million for the three months ended June 30, 2021. This increase was due to a $25.3 million, or 5.5%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and debt securities, offset by an increase of $11.3 million, or 3.3%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings, during the three months ended June 30, 2022. Annualized net interest margin decreased to 3.11% for the three months ended June 30, 2022 from 3.14% for the three months ended June 30, 2021 due primarily to a decrease in the average yield on loans offset by an increase in the average yield on debt securities and a decrease in the average rate of interest-bearing deposits and borrowings.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, no provision for loan losses was recorded for the three months ended June 30, 2022, compared to $25,000 for the three months ended June 30, 2021.

Non-Interest Income. Non-interest income decreased $332,000, or 45.5%, to $398,000 for the three months ended June 30, 2022 compared to $730,000 for the three months ended June 30, 2021. The decrease in non-interest income during the three months ended June 30, 2022 was due primarily to a $332,000 decrease in securities gains, net, a $48,000 decrease in gain on sale of loans and an $11,000 decrease in customer service fees, offset by a $24,000 increase in investment services fees and a $36,000 increase in loan servicing income reflecting an increase in the fair value of our mortgage servicing intangible asset during the three months ended June 30, 2022.

Non-Interest Expense. Non-interest expense increased $614,000, or 18.4%, to $3.9 million for the three months ended June 30, 2022 from $3.3 million for the three months ended June 30, 2021. The increase was primarily due to a $528,000, or 28.0% , increase in salaries and employee benefits. The increase in salary and employee benefits during the three months ended June 30, 2022, was due to filling certain open positions and associated recruitment fees, normal salary increases and the recognition of previously unearned compensation associated with the restricted stock awards granted in 2021.

Income Taxes. Income tax expense decreased $107,000, or 61.9%, to $66,000 for the three months ended June 30, 2022 from $173,000 for the three months ended June 30, 2021. The effective tax rate was 26.8% and 17.2% for the three months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense was due primarily to the decrease in income before income tax expense. Income before income tax expense decreased $760,000, or 75.5%, to $246,000 for the three months ended June 30, 2022 from $1.0 million for the three months ended June 30, 2021. The increase in the effective tax rate for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to an increase in the valuation allowance related to a charitable contribution carryforward during the three months ended June 30, 2022 as it was determined that it is more likely than not that the benefit from the charitable contribution carryforward will not be realized prior to expiration due to a decrease in our forecasted taxable income during the remaining carryforward period.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following table includes no out-of-period items or adjustments.

	For the Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$379,985	$3,443	3.62%	$374,439	$3,557	3.80%
Taxable debt securities	53,660	$250	1.86%	25,960	75	1.16%
Non-taxable debt securities	47,182	294	2.49%	37,741	222	2.35%
Interest-bearing deposits with other banks	5,308	11	0.83%	23,016	25	0.43%
Federal Home Loan Bank stock	2,339	9	1.54%	1,978	2	0.40%
Total interest-earning assets	488,474	4,007	3.28%	463,134	3,881	3.35%
Non-interest-earning assets	15,383			11,796
Total assets	$503,857			$474,930
Interest-bearing liabilities:
NOW and demand deposits	$110,851	$25	0.09%	$108,771	$33	0.12%
Money market deposits	66,454	18	0.11%	74,133	28	0.15%
Savings accounts	63,161	7	0.04%	53,075	8	0.06%
Time deposits	56,474	71	0.50%	59,320	80	0.54%
Total interest-bearing deposits	296,940	121	0.16%	295,299	149	0.20%
Borrowings	53,510	91	0.68%	43,224	98	0.91%
Other	2,112	—	—	2,746	—	—
Total interest-bearing liabilities	352,562	212	0.24%	341,269	247	0.29%
Non-interest-bearing deposits	93,473			70,183
Other noninterest-bearing liabilities	3,603			3,696
Total liabilities	449,638			415,148
Total stockholders' equity	54,219			59,782
Total liabilities and stockholders' equity	$503,857			$474,930
Net interest income		$3,795			$3,634
Net interest rate spread (1)			3.04%			3.06%
Net interest-earning assets (2)	$135,912			$121,865
Net interest margin (3)			3.11%			3.14%
Average interest-earning assets to interest-bearing liabilities	138.55%			135.71%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net deferred fee income included in loan interest totaled $33,000 and $138,000 for the three months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$52	$(166)	$(114)
Taxable debt securities	111	64	175
Non-taxable debt securities	58	14	72
Interest-bearing deposits with other banks	(27)	13	(14)
Federal Home Loan Bank stock	—	7	7
Total interest-earning assets	194	(68)	126
Interest-bearing liabilities:
NOW and demand deposits	1	(9)	(8)
Money market deposits	(3)	(7)	(10)
Savings accounts	1	(2)	(1)
Time deposits	(4)	(5)	(9)
Total interest-bearing deposits	(5)	(23)	(28)
Borrowings	20	(27)	(7)
Total interest-bearing liabilities	15	(50)	(35)
Change in net interest income	$179	$(18)	$161

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

Net Income. Net income was $572,000 for the six months ended June 30, 2022, compared to $1.7 million for the six months ended June 30, 2021, a decrease of $1.2 million, or 67.1%. The decrease was due primarily to an increase in non-interest expenses of $1.2 million and a decrease in non-interest income of $539,000, offset by an increase in net interest and dividend income after provision for loan losses of $255,000 and a decrease in income tax expense of $305,000 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $109,000, or 1.4%, to $7.9 million for the six months ended June 30, 2022 from $7.8 million for the six months ended June 30, 2021. The increase was due primarily to a $450,000, or 76.5%, increase in interest and dividend income on investments offset by a $341,000, or 4.7%, decrease in interest and fees on loans. Interest and fees on loans for the six months ended June 30, 2022 and 2021 included $226,000 and $709,000 of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $31.2 million, to $485.4 million for the six months ended June 30, 2022 from $454.2 million for the six months ended June 30, 2021. The annualized yield on interest earning-assets decreased 18 basis points to 3.26% for the six months ended June 30, 2022 from 3.44% for the six months ended June 30, 2021. The weighted average annualized yield for the loan portfolio decreased to 3.64% for the six months ended June 30, 2022 from 3.89% for the six months ended June 30, 2021. The weighted average annualized yield for all other interest-earning assets increased to 1.94% for the six months ended June 30, 2022 from 1.43% for the six months ended June 30, 2021 due primarily to the investment in higher-yielding taxable debt securities.

Interest Expense. Total interest expense decreased $121,000, or 23.6%, to $391,000 for the six months ended June 30, 2022 from $512,000 for the six months ended June 30, 2021. Interest expense on deposits decreased $79,000 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The average balance of interest-bearing deposits increased $6.4 million, or 2.2%, to $295.3 million for the six months ended June 30, 2022 from $288.9 million for the six months ended June 30, 2021 primarily as a result of an increase in the average balance of NOW and demand and savings deposits offset by a decrease in the average balances of money market and time deposits. The weighted average annualized rate of interest-bearing deposits decreased to 0.17% for the six months ended June 30, 2022 from 0.23% for the six months ended June 30, 2021 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings decreased $42,000, or 22.8%, to $142,000 for the six months ended June 30, 2022 from $184,000 for the six months ended June 30, 2021 primarily due to the retirement of $20.0 million of long-term borrowings from the FHLB in advance of their scheduled maturities in late 2021 as discussed above. The average balance of borrowings increased $3.2 million, or 7.2%, to $46.9 million for the six months ended June 30, 2022 from $43.8 million for the six months ended June 30, 2021. The weighted average annualized rate of borrowings decreased to 0.61% for the six months ended June 30, 2022 from 0.84% for the six months ended June 30, 2021 due primarily to a decrease in the interest expense associated with the retired borrowings offset by the interest expense associated with replacement long-term borrowings from the FHLB.

Net Interest and Dividend Income. Net interest and dividend income increased $230,000, or 3.2%, to $7.5 million for the six months ended June 30, 2022 from $7.3 million for the six months ended June 30, 2021. This increase was primarily due to a $31.2 million, or 6.9%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and debt securities, offset by an increase of $8.8 million, or 2.6%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings, during the six months ended June 30, 2022. Annualized net interest margin decreased to 3.10% for the six months ended June 30, 2022 from 3.22% for the six months ended June 30, 2021 due primarily to a decrease in the average yield on loans offset by an increase in the average yield on debt securities and a decrease in the average rate of interest-bearing deposits and borrowings.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a $60,000 provision for loan losses was recorded for the six months ended June 30, 2022, compared to $85,000 for the six months ended June 30, 2021.

Non-Interest Income. Non-interest income decreased $539,000, or 39.1%, to $840,000 for the six months ended June 30, 2022 compared to $1.4 million for the six months ended June 30, 2021. The decrease in non-interest income during the six months ended June 30, 2022 was due primarily to a $483,000 decrease in securities gains, net, an $86,000 decrease in gain on sale of loans and a $27,000 decrease in customer service fees offset by a $58,000 increase in investment services fees during the six months ended June 30, 2022.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 18.5%, to $7.6 million for the six months ended June 30, 2022 compared to $6.4 million for the six months ended June 30, 2021. The increase in non-interest expense was due primarily to a $926,000, or 24.7%, increase in salaries and employee benefits expense. The increase in salaries and benefits during the six months ended June 30, 2022 was due to filling certain open positions and associated recruitment fees, normal salary increases and the recognition of previously unearned compensation associated with the restricted stock awards granted in 2021.

Income Taxes. Income tax expense decreased $305,000, or 71.1%, to $124,000 for the six months ended June 30, 2022 from $429,000 for the six months ended June 30, 2021. The effective tax rate was 17.8% and 19.8% for the six months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense was due primarily to the decrease in income before income tax expense. Income before income tax expense decreased $1.5 million, or 67.9%, to $696,000 for the six months ended June 30, 2022 from $2.2 million for the six months ended June 30, 2021. The decrease in the effective tax rate for the six months ended June 30, 2022 as compared to the prior period was due primarily to the amount of non-taxable income as a percentage of income before income tax expense for the six months ended June 30, 2022 as compared to the prior period offset by an increase in the valuation allowance related to a charitable contribution carryforward during the six months ended June 30, 2022 as it was determined that it is more likely than not that the benefit from the charitable contribution carryforward will not be realized prior to expiration due to a decrease in our forecasted taxable income during the remaining carryforward period.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following table includes no out-of-period items or adjustments.

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$378,347	$6,884	3.64%	$371,657	$7,225	3.89%
Taxable debt securities	51,364	436	1.70%	20,679	104	1.01%
Non-taxable debt securities	47,064	558	2.37%	37,219	444	2.39%
Interest-bearing deposits with other banks	6,399	21	0.66%	22,702	38	0.33%
Federal Home Loan Bank stock	2,229	23	2.06%	1,922	2	0.21%
Total interest-earning assets	485,403	7,922	3.26%	454,179	7,813	3.44%
Non-interest-earning assets	14,136			11,914
Total assets	$499,539			$466,093
Interest-bearing liabilities:
NOW and demand deposits	$109,583	$49	0.09%	$104,566	$68	0.13%
Money market deposits	68,328	38	0.11%	72,886	55	0.15%
Savings accounts	60,486	13	0.04%	52,052	16	0.06%
Time deposits	56,856	149	0.52%	59,356	189	0.64%
Total interest-bearing deposits	295,253	249	0.17%	288,860	328	0.23%
Borrowings	46,928	142	0.61%	43,758	184	0.84%
Other	1,800	—	—	2,531	—	—
Total interest-bearing liabilities	343,981	391	0.23%	335,149	512	0.31%
Non-interest-bearing deposits	95,127			67,832
Other noninterest-bearing liabilities	3,694			3,716
Total liabilities	442,802			406,697
Total stockholders' equity	56,737			59,396
Total liabilities and stockholders' equity	$499,539			$466,093
Net interest income		$7,531			$7,301
Net interest rate spread (1)			3.03%			3.13%
Net interest-earning assets (2)	$141,422			$119,030
Net interest margin (3)			3.10%			3.22%
Average interest-earning assets to interest-bearing liabilities	141.11%			135.52%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net deferred fee income included in loan interest totaled $47,000 and $402,000 for the six months ended June 30, 2022 and 2021, respectively.

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

	Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$128	$(469)	$(341)
Taxable debt securities	227	105	332
Non-taxable debt securities	117	(3)	114
Interest-bearing deposits with other banks	(39)	22	(17)
Federal Home Loan Bank stock	—	21	21
Total interest-earning assets	433	(324)	109
Interest-bearing liabilities:
NOW and demand deposits	3	(22)	(19)
Money market deposits	(3)	(14)	(17)
Savings accounts	2	(5)	(3)
Time deposits	(8)	(32)	(40)
Total interest-bearing deposits	(6)	(73)	(79)
Borrowings	13	(55)	(42)
Total interest-bearing liabilities	7	(128)	(121)
Change in net interest income	$426	$(196)	$230

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At June 30, 2022 and December 31, 2021, we had $64.3 million and $29.5 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $58.0 million and $109.7 million, respectively. Additionally, at June 30, 2022 and December 31, 2021, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At June 30, 2022 and December 31, 2021, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $2.9 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from the sale, maturity and principal payments on securities available-for-sale, was $34.4 million and $20.2 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and FHLB advances, was $28.9 million and $32.9 million for the six months ended June 30, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2022.  COVID-19 has impacted our business and that of many of our customers, and the ultimate impact will depend on future developments, which remain uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to it. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2022, the Company (on an unconsolidated basis) had liquid assets of $9.2 million. As of June 30, 2022, the Company repurchased 136,879 shares of its common stock at an average price of $10.01 per share.

At June 30, 2022, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 11 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2022.

	Net Portfolio Value (“NPV”)			NPV as Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$43,530	$(18,965)	(30.3)%	10.5%	(229)
300 bp	48,399	(14,096)	(22.6)	11.2	(157)
200 bp	53,393	(9,102)	(14.6)	11.8	(92)
100 bp	58,482	(4,013)	(6.4)	12.4	(32)
0	62,495	—	—	12.8	—
(100) bp	63,018	9,625	0.8	12.4	(39)
(200) bp	60,479	(2,016)	(3.2)	11.4	(132)

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of June 30, 2022 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 14.6% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 3.2% decrease in the economic value of equity.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2022, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2022, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as First Seacoast Bancorp is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2020, the board of directors of the Company authorized the repurchase of up to 136,879 shares of the Company’s outstanding common stock, which equals approximately 2.2% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than the MHC. The Company holds repurchased shares as treasury stock. As of June 30, 2022 and December 31 2021, the Company had repurchased 136,879 and 78,433 shares of its common stock, respectively.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2022 - April 30, 2022	33,835	$10.74	33,835	1,108
May 1, 2022 - May 31, 2022	1,108	10.58	1,108	—
June 1, 2022 - June 30, 2022	—		—	—
Total	34,943		34,943

There were no sales of unregistered securities during the three months ended June 30, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP

Date: August 12, 2022	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: August 12, 2022	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer