Form 10-K
period 2022-12-31
First Seacoast Bancorp
filed 2023-03-24
CIK 1769267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-41597

First Seacoast Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	92-0334805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

633 Central Avenue, Dover, New Hampshire	03820
(Address of principal executive offices)	(Zip code)

(603) 742-4680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	FSEA	The Nasdaq Stock Market LLC
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $27.5 million.

As of March 14, 2023, there were 5,075,345 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 25, 2023, are incorporated by reference into Part III of this report.

PART I

Unless the context requires otherwise, all references to the “Company,” “we,” “us” and “our” refer to First Seacoast Bancorp, Inc. together with its bank subsidiary, First Seacoast Bank.

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

ITEM 1. Business

First Seacoast Bancorp, Inc.

First Seacoast Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is the savings and loan holding company for First Seacoast Bank (the “Bank”). The Company conducts its operations primarily through its wholly-owned subsidiary, First Seacoast Bank.

The Company is the successor to First Seacoast Bancorp (a federal corporation). Effective January 19, 2023, the Company succeeded First Seacoast Bancorp (a federal corporation) as the holding company for First Seacoast Bank in connection with the conversion of First Seacoast Bancorp, MHC, the former federal mutual holding company for First Seacoast Bank, from mutual to stock form. Accordingly, the financial information contained in this report relates to First Seacoast Bancorp (a federal corporation). At December 31, 2022, the Company had total consolidated assets of $537.4 million, loans of $402.5 million, deposits of $382.4 million and stockholders’ equity of $49.3 million.

The Company’s executive offices are located at 633 Central Avenue, Dover, New Hampshire 03820, and the telephone number is (603) 742-4680. Our website address is www.firstseacoastbank.com. Information on our website is not and should not be considered a part of this annual report. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the Company’s consolidated balance sheets. Assets under management totaled approximately $96.0 million and $88.0 million at December 31, 2022 and 2021, respectively. On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $347,000 (included in other assets at December 31, 2022 and 2021, net of amortization), of which $172,000 was paid at closing. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By December 31, 2023, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier, the balance of the purchase price will be paid to the seller. As of December 31, 2022 and 2021, approximately $23.0 million and $17.4 million, respectively, of purchased client accounts are included in total assets under management. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the year ended December 31, 2022 and 2021, $34,000 and $13,000 of amortization expense was recorded, respectively.

First Seacoast Bank is active in the communities we serve. The Bank makes investments in community development lending and investments in low-income housing all of which strive to improve the communities we serve. In 2019, First Seacoast Bancorp (a federal corporation) established First Seacoast Community Foundation, Inc., a charitable foundation dedicated to supporting charitable organizations operating in the Bank’s local community.

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

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 16 of the notes to our consolidated financial statements of this annual report.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential real estate	$251,466	62.9%	$234,199	62.4%
Commercial real estate	80,506	20.1%	72,057	19.2%
Acquisition, development and land	18,490	4.6%	21,365	5.7%
Commercial and industrial	24,059	6.0%	26,851	7.2%
Home equity loans and lines of credit	10,161	2.6%	6,947	1.9%
Multi-family	8,185	2.0%	8,998	2.4%
Consumer	7,189	1.8%	4,574	1.2%
Total loans	$400,056	100.0%	$374,991	100.0%
Net deferred loan costs	2,449		1,650
Allowance for loan losses	(3,581)		(3,590)
Net loans	$398,924		$373,051

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2022	One- to Four- Family Residential Real Estate	Commercial Real Estate	Acquisition, Development and Land	Commercial and Industrial
	(In thousands)
Amounts due in:
One year or less	$129	$3,626	$1,725	$1,733
More than one to five years	2,184	13,998	190	18,270
More than five years to fifteen years	41,574	39,082	3,660	3,400
More than fifteen years	207,579	23,800	12,915	656
Total	$251,466	$80,506	$18,490	$24,059

December 31, 2022	HELOC	Multi-family	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$246	$—	$84	$7,543
More than one to five years	86	260	954	35,942
More than five years to fifteen years	1,569	7,696	890	97,871
More than fifteen years	8,260	229	5,261	258,700
Total	$10,161	$8,185	$7,189	$400,056

Fixed vs. Adjustable Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	December 31, 2022
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential real estate	$243,598	$7,739	$251,337
Commercial real estate	33,738	43,142	76,880
Acquisition, development and land	13,029	3,736	16,765
Commercial and industrial	20,510	1,816	22,326
Home equity loans and lines of credit	79	9,836	9,915
Multi-family	4,963	3,222	8,185
Consumer	7,105	—	7,105
Total	$323,022	$69,491	$392,513

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, substantially all of which are collateralized by the primary residence of the borrower. At December 31, 2022, we had $251.4 million of loans secured by one- to four-family residential real estate, representing 62.9% of our total loan portfolio. Generally, all of our one- to four-family residential real estate loans are secured by properties located in the New Hampshire and southern Maine Seacoast region. Purchased loans are secured by properties located in the greater Boston market in a contiguous state.

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

At December 31, 2022, 96.9% of our one- to four-family residential real estate loans were fixed-rate loans. We sell a portion of fixed-rate conforming loans that we originate on a servicing-retained basis. Secondary market investors that purchase our loans may include Freddie Mac, the New Hampshire Housing Finance Authority and other investors.

At December 31, 2022, 3.1% of our one- to four-family residential real estate loans were adjustable-rate loans. Our adjustable-rate mortgage loans have initial repricing terms of one, three or five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One-Year U.S. Treasury Constant Maturity rate, plus a margin. The majority of such loans have an annual interest rate adjustment cap of 2.0% and a lifetime adjustment cap ranging from 4.0% to 6.0%. We typically hold our adjustable-rate one- to four-family residential real estate loans in our portfolio.

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

Commercial Real Estate and Multi-Family Real Estate Loans. Consistent with our strategy to diversify our loan portfolio and increase our yield, we have focused on the origination of commercial real estate and multi-family real estate loans. At December 31, 2022, we had $88.7 million in commercial real estate and multi-family real estate loans, representing 22.2% of our total loan portfolio. Of this aggregate amount, we had $50.3 million in owner-occupied commercial real estate loans, $30.2 million in non-owner-occupied commercial real estate loans and $8.2 million in multi-family real estate loans.

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

At December 31, 2022, the average loan balance outstanding in the commercial real estate loans portfolio was $421,000, and the largest individual commercial real estate loan outstanding was a $3.5 million participation loan secured by a commercial building. This loan was performing in accordance with its original repayment terms at December 31, 2022. At December 31, 2022, the average loan balance outstanding in the multi-family real estate loans portfolio was $744,000, and the largest individual multi-family real estate loan outstanding was a $4.6 million participation loan secured by a 204-unit property. This loan was performing in accordance with its original repayment terms at December 31, 2022.

Acquisition, Development and Land Loans. At December 31, 2022, acquisition, development and land loans were $18.5 million, or 4.6%, of our total loan portfolio. These loans consist of residential construction loans, commercial and multi-family real estate construction loans and land loans. At December 31, 2022, the average loan balance outstanding in the acquisition, development and land loan portfolio was $313,000.

We originate loans to finance the construction or rehabilitation of owner-occupied one- to four-family residential properties to the prospective homeowners primarily located in our market area. Upon completion of construction, such loans convert to permanent mortgage loans. At December 31, 2022, residential construction loan balances were $10.9 million, or 2.7% of our total loan portfolio, with an additional $12.3 million available for advance to borrowers. Residential construction loans are generally structured as interest-only for nine months, with a loan-to-value ratio generally not exceeding 80% of the appraised value on a completed basis or the loan-to-cost of completion, whichever is less. However, if private mortgage insurance is obtained, we will consider a loan-to-value ratio up to 97%. We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within nine months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 30 years total or 15 years for manufactured homes. The interest rate may be fixed or adjustable. At December 31, 2022, our largest individual residential construction loan outstanding was $1.7 million and it was performing in accordance with its original repayment terms.

We also originate loans to finance the construction of commercial properties, primarily owner-occupied properties located in our market area. Upon completion of construction, such loans generally convert to permanent commercial mortgage loans. At December 31, 2022, commercial construction loan balances totaled $6.6 million, or 1.7% of our total loan portfolio, with an additional $6.2 million available for advance to borrowers. Commercial real estate construction loans are generally structured as interest-only for up to 18 months, with a loan-to-value of 80% of the appraised value on a completed basis or a loan-to-cost of completion ratio of up to 85%. We also originate commercial constructions loans with an initial loan-to-value ratio of 90% when coupled with the U.S. Small Business Administration 504 Loan program. During the year ended December 31, 2022, we originated one construction loan secured by an owner-occupied property under the Small Business Administration 504 Loan program, with an original principal balance of $454,000. We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within 18 months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 20 years total (including the construction phase). The interest rate may be fixed or adjustable. At December 31, 2022, our largest commercial real estate construction loan had an outstanding balance of $1.5 million, and it was performing in accordance with its original repayment terms.

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

We also originate loans to finance the acquisition and development of land. Land development loans are generally secured by vacant land located in our primary market and in process of improvement. At December 31, 2022, land development loan balances were $945,000, or 0.2%, of our total loan portfolio. We generally originate commercial land development loans with loan-to-value ratios of up to 70% where all approvals and permits for improvements are already in place and up to 50% where approvals and permits are not yet in place. The maximum construction term is generally 9 months for residential development properties and 18 months for commercial development properties. At December 31, 2022, our largest land loan had an outstanding balance of $134,000, and it was performing in accordance with its original repayment terms.

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

Commercial and Industrial Loans. At December 31, 2022, we had $24.1 million of commercial and industrial loans representing 6.0% of our total loan portfolio. During the years ended December 31, 2022 and 2021 the Bank originated -0- and 134 Paycheck Protection Program ("PPP") loans, respectively, with aggregate principal balances of $-0- and $13.1 million, respectively. At December 31, 2022 and 2021, our commercial and industrial loans included -0- and 52 PPP loans, respectively, with aggregate outstanding principal balances of $-0- and $5.5 million, respectively.

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

To assist small businesses with their credit needs for working capital, equipment and new real estate construction or acquisition, we originate commercial and industrial loans under the Small Business Administration 7(a) and Express Guarantee programs. Typically, a 7(a) loan includes a 75% guarantee and an Express loan includes a 50% guarantee from the U.S. Government. At December 31, 2022, we had five loans outstanding with an aggregate principal balance of $1.6 million with Small Business Administration 7(a) guarantees totaling $1.2 million and five Small Business Administration Express loans with an aggregate principal balance of $156,000 with guarantees totaling $66,000.

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

At December 31, 2022, the average loan balance outstanding in the commercial and industrial loans portfolio was $238,000, and the largest individual commercial and industrial loan outstanding was $2.9 million secured by marketable securities. This loan was performing in accordance with its original repayment terms at December 31, 2022.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral, generally within our primary market area. At December 31, 2022, outstanding balances on home equity loans and lines of credit totaled $10.2 million, or 2.6% of our total loan portfolio, and the lines of credit had an additional $23.2 million available to draw.

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

Additionally, we purchase consumer loans secured by manufactured housing properties to supplement our consumer loan origination efforts. We purchased $2.4 million and $2.0 million of these loans during 2022 and 2021, respectively. These loans are secured by properties located in the greater Seacoast region. As of December 31, 2022, the portfolio of these loans had aggregate outstanding principal balances of $5.4 million and were performing in accordance with their original repayment terms. We expect that growth in this segment of our consumer loan portfolio will continue to increase in the future. At December 31, 2022, consumer loans totaled $7.2 million, or 1.8% of our total loan portfolio, of which $867,000 was unsecured.

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

We consider our balance sheet, as well as market conditions, on an ongoing basis in making decisions as to whether to hold one- to four-family residential real estate loans we originate in our portfolio for investment or to sell such loans to investors, based on profitability and risk management considerations. We sell selected conforming, 15-year and 30-year fixed-rate one- to four-family residential real estate loans that we originate, on a servicing-retained basis, when we are able to, and strategically retain non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our one- to four-family residential loan portfolio. For the years ended December 31, 2022 and 2021, we sold $637,000 and $6.2 million, respectively, of our one- to four-family residential real estate loans.

In addition to purchasing consumer loans secured by manufactured housing properties, as discussed above under “Consumer Loans,” we purchase one- to four-family jumbo residential real estate loans to supplement our own origination efforts. During 2022 and 2021, we purchased $1.3 million and $14.1 million, respectively, of one- to four-family jumbo residential real estate loans secured by properties located in the greater Boston market. As of December 31, 2022, the portfolio of purchased residential real estate loans had outstanding principal balances of $25.1 million and were performing in accordance with their original repayment terms. We also purchase participation interests in commercial and multi-family real estate loans in which we are not the lead originating lender. At December 31, 2022 and 2021, we had outstanding participation interests totaling $16.5 million and $21.3 million, respectively. All loan purchases and participations interests are subject to the same underwriting criteria and loan approvals that apply to loans that we originate for our portfolio. The properties are independently appraised and subject to field inspections by our loan officers.

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

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the seniority of the officer, the type of loan and underlying security. Our President and Chief Executive Officer has aggregate approval authority of up to $800,000 per relationship. Individual loan officers generally can approve secured commercial loans of up to $100,000 and residential real estate loans of up to $650,000. Loans in excess of individual officers’ lending limits generally can be approved by a second loan officer who is a voting member of our Loan Officers Review Committee, up to additional prescribed limits of $500,000 for secured commercial loans and $1.0 million for residential real estate loans. Loans in excess of such additional limits require approval of the full Loan Officers Review Committee. The Loan Officers Review Committee generally may approve secured commercial loans of up to $1.5 million regardless of existing non-commercial loan exposure. Any relationships in excess of $1.5 million must be approved by the board of directors.

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

Loans-to-One Borrower

Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2022, based on the 15% limitation, our loans-to-one-borrower limit was approximately $8.0 million. At December 31, 2022, our largest loan relationship with one borrower was for $7.1 million. These loans are secured primarily by owner-occupied commercial real estate properties which were performing in accordance with their original repayment terms.

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

Delinquent Loans. The following table sets forth our loan delinquencies at the dates indicated.

	At December 31,
	2022			2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$—	$84	$—	$—	$487	$235
Commercial real estate	—	—	—	—	—	—
Acquisition, development and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity loans and lines of credit	5	—	—	117	129	—
Multi-family	—	—	—	—	—	—
Consumer	7	—	—	6	—	—
Total	$12	$84	$—	$123	$616	$235

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including loans categorized as a troubled debt restructuring ("TDR") on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. TDRs include loans for which either a portion of interest or principal has been forgiven or loans modified at interest rates materially less than current market rates. At December 31, 2022, our one TDR was accruing. At December 31, 2021, this TDR was non-accruing.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$84	$722
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	—	115
Multi-family	—	—
Consumer	5	—
Total non-accrual loans	$89	$837

Accruing loans past due 90 days or more	—	—

Total non-performing loans	$89	$837

Total real estate owned	—	—

Total non-performing assets	$89	$837

Total accruing troubled debt restructurings	189	—

Total non-performing assets and accruing troubled debt restructurings	$278	$837

Total non-performing loans as a percent of total loans	0.02%	0.22%

Total non-performing assets as a percent of total assets	0.02%	0.17%

Total non-performing assets and accruing troubled debt restructurings as a percent of total assets	0.05%	0.17%

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

Non-performing loans were $89,000, or 0.02% of total loans, at December 31, 2022, compared to $837,000, or 0.22% of total loans, at December 31, 2021. At December 31, 2022, non-performing loans consist primarily of a residential mortgage loan to a deceased borrower which had an outstanding balance of $84,000. The property has an estimated market value of approximately $420,000. At December 31, 2021, non-performing loans consisted primarily of a residential mortgage loan and HELOC to deceased borrowers which had outstanding balances totaling $602,000. The property had an estimated market value of approximately $1.2 million. The property securing both credit facilities was sold in July 2022 and all outstanding balances were paid. Additionally, our one non-accruing TDR, a non-performing residential mortgage loan that was repurchased from Freddie Mac and restructured in 2021 was returned to performing status during June 2022. The outstanding balance of this now accruing TDR was $189,000 and $195,000 at December 31, 2022 and 2021, respectively.

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

As noted above, at December 31, 2022, we had one accruing TDR. At December 31, 2021, this loan was a non-accruing TDR. This residential mortgage loan was originated during 2010 with Federal Housing Administration (“FHA”) insurance and sold to an investor with servicing retained by the Bank. The FHA insurance lapsed and the loan was repurchased from the investor and a modification agreement was executed directly with the borrowers. The modification agreement defers delinquent interest and escrow payments to the end of the loan. The loan was determined to be a TDR as it did not meet the qualifications of Section 4013 of the CARES Act. At December 31, 2022 and 2021, this loan had a fair value of $191,000 and $195,000, respectively, which was determined through a calculation of the present value of estimated future cash flows. The allowance for loan losses includes a specific reserve for this TDR of $-0- as of December 31, 2022 and 2021. There are no commitments to lend additional funds to these borrowers.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2022 and 2021, we had no foreclosed assets.

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

On the basis of this review of our assets, our classified assets (including commercial, residential and consumer loans) at the dates indicated were as follows:

	At December 31,
	2022	2021
	(In thousands)
Substandard assets	$89	$969
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$89	$969
Special mention assets	$2,686	$2,701

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Allowance at beginning of the year	$3,590	$3,342
Provision for loan losses	—	205
Charge-offs:
One- to four-family residential real estate	—	—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	(14)	—
Total charge-offs	$(14)	$—
Recoveries:
One- to four-family residential real estate	$—	$1
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	4	39
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	1	3
Total recoveries	$5	$43
Net (charge-offs) recoveries	$(9)	$43

Allowance at end of year	$3,581	$3,590

Net recoveries (charge-offs) as a percent of average loans outstanding during the year:
One- to four-family residential real estate	—	—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	0.02%	0.01%
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	(0.22)%	—

Allowance as a percent of total loans outstanding at year end	0.89%	0.95%

Total non-accrual loans as a percent of total loans at year end	0.02%	0.22%

Allowance as a percent of total non-accrual loans at year end	4,023.60%	428.91%

Net recoveries (charge-offs) as a percent of average loans outstanding during the year	—	0.01%

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

	At December 31,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$2,048	57.74%	62.86%	$2,139	60.04%	62.45%
Commercial real estate	942	26.57%	20.12%	833	23.38%	19.22%
Acquisition, development and land	138	3.89%	4.62%	178	5.00%	5.70%
Commercial and industrial	184	5.19%	6.01%	194	5.45%	7.16%
Home equity loans and lines of credit	81	2.28%	2.54%	63	1.77%	1.85%
Multi-family	54	1.52%	2.05%	80	2.25%	2.40%
Consumer	100	2.81%	1.80%	75	2.11%	1.22%
Total allocated allowance	$3,547	100.00%	100.00%	$3,562	100.00%	100.00%
Unallocated	34			28
Total	$3,581			$3,590

The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. The Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at December 31, 2022 and 2021 that balanced the need to recognize an allowance while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. See Note 6 to the notes to our consolidated financial statements included in this annual report for a complete discussion of our allowance for loan losses.

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

Accumulated Other Comprehensive Income/(Loss) and Available-for-Sale Securities. Generally accepted accounting principles in the United States require that unrealized gains and losses on available-for-sale securities be reported as a separate component of stockholders’ equity as a component of accumulated other comprehensive income. Our available-for-sale securities consist of debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity, and are carried at fair value. Generally, when market interest rates rise, the fair value of available-for-sale securities decreases, resulting in unrealized losses, net of tax, and when market interest rates decrease, the fair value of those securities increases, resulting in unrealized gains, net of tax.

During the year ended December 31, 2022, market interest rates increased significantly, which resulted in unrealized losses, net of tax, resulting from the decrease in the fair value of our available-for-sale securities. At December 31, 2022, our consolidated stockholders’ equity of $49.3 million had been reduced by $10.4 million related to these unrealized losses. Future increases in market interest rates are likely to result in additional unrealized losses on available-for-sale securities, which would reduce our stockholders’ equity. However, because the Bank made a permitted election to opt-out from the inclusion of accumulated other comprehensive income/(loss) in the calculation of its regulatory capital, accumulated other comprehensive income/loss does not affect our regulatory capital levels.

Each quarter, or more often if a potential loss triggering event occurs, we assess our available-for-sale securities. We consider the extent and duration of any unrealized losses and the financial condition and near term prospects of the issuers. At December 31, 2022, we do not intend to sell our available-for-sale securities and it was unlikely that we would have had to sell them before recovery of their amortized cost, which may be at maturity, and we believed that the unrealized losses were primarily due to market interest rate fluctuations and not changes in credit quality.

U.S. Government-Sponsored Enterprises Obligations. At December 31, 2022, we had government-sponsored enterprise obligations issued by various U.S. Government agencies totaling $1.8 million, which constituted 1.7% of our securities portfolio. The Company invests primarily in Federal Farm Credit Bank and Federal National Mortgage Association ("FNMA" or "Fannie Mae").

U.S. Government Agency Small Business Administration Pools. At December 31, 2022, we had government-sponsored small business investment company (“SBIC”) pools issued and guaranteed by the SBA totaling $8.4 million, which constituted 7.9% of our securities portfolio. An SBIC is a privately owned and managed investment fund licensed and regulated by the SBA. An SBIC uses its own capital, plus funds borrowed with an SBA guarantee, to make equity and debt investments in qualifying small businesses.

Municipal Bonds. At December 31, 2022, we had municipal bonds totaling $62.4 million, which constituted 58.8% of our securities portfolio, with an average maturity of 18 years. These securities often provide slightly higher after-tax yields than U.S. Government and agency securities and residential mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio. We invest primarily in bank- and nonbank-qualified tax-advantaged municipal securities of a satisfactory investment quality rating.

U.S. Government-Sponsored Mortgage-Backed Securities. At December 31, 2022, we had government-sponsored mortgage-backed securities and collateralized mortgage obligations issued by the FHLMC, FNMA and Government National Mortgage Association (“GNMA”) totaling $28.0 million, which constituted 26.4% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family residential mortgages.

Corporate Debt. At December 31, 2022, we had corporate debt totaling $0.5 million, which constituted 0.5% of our securities portfolio. This fixed-to-floating corporate note was issued by a minority-led Community Development Financial Institution.

Corporate Subordinated Debt. At December 31, 2022, we had corporate subordinated debt totaling $5.0 million, which constituted 4.7% of our securities portfolio. These fixed-to-floating subordinated notes were issued by banks located in our market area.

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

At December 31, 2022, our core deposits, which are deposits other than time deposits, were $320.6 million, representing 83.9% of total deposits. As part of our business strategy, we intend to continue efforts to increase our core deposits while allowing higher-cost time deposits to run off upon maturity. We generally require commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2022, our deposits totaled $382.4 million.

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

We also rely on customer service, convenience of our branch office locations, advertising and pre-existing relationships to gather and develop deposit relationships. Developing comprehensive banking relationships is a top priority for us and is a focus of our commercial lending team and business development officers. In recent years, we have introduced new business deposit products to appeal to our commercial borrowers. At December 31, 2022, our ratio of commercial deposits to commercial loans (including commercial real estate loans, acquisition, development and land loans and commercial and industrial loans) was 86.08%.

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

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2022			2021
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing accounts	$92,757	24.26%	—	$98,624	25.08%	—
NOW and demand deposits	111,982	29.29%	1.11%	107,611	27.36%	0.36%
Money market deposits	60,931	15.93%	0.42%	71,317	18.14%	0.08%
Savings deposits	54,954	14.37%	0.05%	57,365	14.59%	0.05%
Time deposits	61,739	16.15%	1.06%	58,326	14.83%	0.56%
Total	$382,363	100.00%	0.57%	$393,243	100.00%	0.20%

As of December 31, 2022 and 2021, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was $82.0 million and $88.3 million, respectively. At December 31, 2022 and 2021, uninsured time deposits totaled $2.8 million and $1.8 million, respectively. The following table sets forth the maturity of uninsured time deposits as of December 31, 2022 and 2021.

(In thousands)	2022	2021
Maturity Period:
Three months or less	$251	$1,167
Over three through six months	171	124
Over six through twelve months	1,978	94
Over twelve months	396	396
Total	$2,796	$1,781

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank upon the security of our capital stock in the Federal Home Loan Bank and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. At December 31, 2022, we had $99.4 million in advances from the Federal Home Loan Bank and $36.5 million of additional borrowing capacity. During November and December 2021, the Bank retired a total of $20.0 million of long-term borrowings from the Federal Home Loan Bank in advance of their scheduled maturities. The interest rates on these borrowings were above current market rates and were scheduled to mature in 2024 and 2025. We were able to retire these borrowings without incurring prepayment penalties. Interest expense, calculated as the present value of the total interest to be paid over the original scheduled maturity period, amounted to $281,000.

The Bank has an overnight line of credit with the Federal Home Loan Bank that may be drawn up to $3.0 million. We may access additional advances if we purchase additional Federal Home Loan Bank capital stock. Additionally, at December 31, 2022, we had $5.0 million of unsecured Fed funds borrowing lines of credit with two correspondent banks. The entire balance of these credit facilities was available as of December 31, 2022.

Personnel and Human Capital

We believe that the success of a business is largely due to the quality of its employees, the development of each employee's full potential, and the Company's ability to provide the appropriate recognition and fulfilling rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. As of December 31, 2022, we had 81 total employees and 80 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Subsidiaries

First Seacoast Bank is the sole and wholly-owned subsidiary of First Seacoast Bancorp, Inc. FSB Service Corporation, Inc., which is inactive, is the sole and wholly-owned subsidiary of First Seacoast Bank.

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

As a savings and loan holding company, First Seacoast Bancorp, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. First Seacoast Bancorp, Inc. is also be subject to the rules and regulations of the SEC under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to First Seacoast Bank and First Seacoast Bancorp, Inc.. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on First Seacoast Bank and First Seacoast Bancorp, Inc.. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on First Seacoast Bancorp, Inc., First Seacoast Bank and their operations.

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

Federal legislation required federal banking agencies, including the Office of the Comptroller of the Currency, to establish for institutions with consolidated total assets of less than $10 billion a "community bank leverage ratio" (“CBLR”). The CBLR is an alternative framework that can be used to calculate a bank’s capital ratio. Qualifying banking organizations may opt in or opt out quarterly of using the community bank leverage framework which significantly simplifies the calculation of the capital ratio by relying on total average assets and therefore eliminating the need to calculate risk-based assets. Institutions with consolidated total assets of less than $10 billion and total off-balance sheet exposures of 25% or less of consolidated total assets may opt into the CBLR. The agencies finalized a rule, effective January 1, 2020, that set the CBLR at 9% tier 1 capital to average total consolidated assets. Pursuant to 2020 federal legislation, the CBLR was temporarily lowered to 8%, transitioning back to 9% by year-ended 2021. Throughout 2022, the Bank did not make an election to use the CBLR. At December 31, 2022, First Seacoast Bank’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2022, First Seacoast Bank complied with the loans-to-one borrower limitations.

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

At December 31, 2022, First Seacoast Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2022, First Seacoast Bank satisfied the QTL test.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls or is under common control with an insured depository institution such as First Seacoast Bank. First Seacoast Bancorp, Inc. is an affiliate of First Seacoast Bank because of its control of First Seacoast Bank. In general, certain transactions between an insured depository institution and its affiliates are subject to quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Federal Home Loan Bank System. First Seacoast Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, First Seacoast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2022, First Seacoast Bank complied with this requirement.

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

Holding Company Regulation

General. The Company is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, it is registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. First Seacoast Bancorp, Inc.has not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Savings and loan holding companies with less than $3.0 billion in consolidated assets, like the Company, are generally not subject to the minimum consolidated capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. By law, all savings and loan holding companies must serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. For the repurchase plan authorized by the board of directors on September 23, 2020, as described in Item 5 below, a notice was filed with the Federal Reserve Bank of Boston. The Federal Reserve Bank of Boston did not object to our repurchase plan.

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

Federal Securities Laws

The Company's class of common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Taxation

The Company and First Seacoast Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to the Company and First Seacoast Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

General. The Company and First Seacoast Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and First Seacoast Bank.

Method of Accounting. For federal income tax purposes, First Seacoast Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Company and First Seacoast Bank file a consolidated federal income tax return.

Net Operating Loss Carryovers. A financial institution may carry net operating losses forward indefinitely but is limited to 80% of each subsequent year's taxable income. At December 31, 2022, the Company had $2.7 million of net operating loss carryovers.

Charitable Contribution Carryovers. A financial institution’s deduction for charitable contributions is limited to 10% of its federal taxable income with the excess carried forward to the succeeding five taxable years. Any contributions remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2022, the Company had $633,000 of charitable contribution carryovers.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2022, the Company had no capital loss carryovers.

Corporate Dividends. The Company may generally exclude from its income 100% of dividends received from First Seacoast Bank as a member of the same affiliated group of corporations.

State Taxation

First Seacoast Bank is subject to New Hampshire income tax at the rate of 7.6% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments.

ITEM 1A. Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, the net book value of our land, building and equipment was $4.2 million. The following table sets forth information regarding our offices as of December 31, 2022:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1890	$1,233
633 Central Avenue
Dover, NH 03820
Branch Offices:
6 Eastern Avenue	Owned	1974	$936
Barrington, NH 03825
7A Mill Road	Leased	1979	$27
Durham, NH 03824
1650 Woodbury Avenue	Owned	1987	$876
Portsmouth, NH 03801
17 Wakefield Street	Owned	2009	$1,108
Rochester, NH 03867

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock has been listed on The Nasdaq Capital Market under the symbol “FSEA” since January 20, 2023. As of March 14, 2023, we had 371 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 5,075,345 shares of common stock outstanding.

The payment of dividends by the Company and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions.

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

On September 30, 2020, the board of directors of First Seacoast Bancorp (a federal corporation), predecessor to the Company, authorized the repurchase of up to 136,879 shares of common stock of First Seacoast Bancorp (a federal corporation). As of December 31, 2022, First Seacoast Bancorp (a federal corporation) had repurchased 136,879 shares of its common stock. During the quarter ended December 31, 2022, First Seacoast Bancorp (a federal Corporation) did not repurchase any shares of its common stock. The repurchase program of First Seacoast Bancorp (a federal corporation) was terminated effective January 19, 2023, in connection with the consummation of the conversion of First Seacoast Bancorp, MHC from mutual to stock form.

There were no sales of unregistered securities during the year ended December 31, 2022.

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

Selected Financial Data

The following tables set forth selected historical financial and other data for the Company at the dates and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page 42 of this annual report. The information at and for the years ended December 31, 2022 and 2021 is derived in part from the audited consolidated financial statements included in this annual report. The information at and for the year ended December 31, 2020 is derived in part from audited consolidated financial statements that are not included in this annual report.

	At or For the Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$537,424	$487,074	$443,062
Total loans	402,505	376,641	368,142
Total deposits	382,363	393,243	327,381
Total borrowings	99,397	29,462	52,322
Total stockholders' equity	49,337	60,468	58,861
Book value per share	$8.14	$9.88	$9.72
Selected Operating Data:
Interest and dividend income	$16,610	$15,495	$15,850
Interest expense	1,747	1,235	3,174
Net interest and dividend income	14,863	14,260	12,676
Provision for loan losses	—	205	480
Net interest and dividend income after provision for loan losses	14,863	14,055	12,196
Non-interest income	888	2,249	2,046
Non-interest expense	16,767	13,082	13,187
(Loss) income before income tax (benefit) expense	(1,016)	3,222	1,055
Income tax (benefit) expense	(451)	601	(24)
Net (loss) income	$(565)	$2,621	$1,079

Share Data:
Average shares outstanding, basic	5,767,325	5,817,509	5,865,098
Average shares outstanding, diluted	5,767,325	5,817,509	5,865,098
Total shares outstanding	6,064,298	6,123,337	6,058,024
Basic (loss) earnings per share	$(0.10)	$0.45	$0.18
Diluted (loss) earnings per share	$(0.10)	$0.45	$0.18

	At or For the Year Ended December 31,
	2022	2021	2020
Performance Ratios:
Return on average assets (1)	(0.11)%	0.55%	0.24%
Return on average equity (2)	(1.05)%	4.38%	1.85%
Interest rate spread (3)	2.86%	2.94%	2.65%
Net interest margin (4)	2.99%	3.04%	2.88%
Non-interest expenses as a percent of average assets	3.27%	2.73%	2.91%
Efficiency ratio (5)	106.45%	79.24%	89.57%
Average interest-earning assets as a percent of average interest-bearing liabilities	136.99%	139.51%	131.48%
Average equity as a percent of average assets (6)	10.47%	12.48%	12.91%

Capital Ratios (First Seacoast Bank Only):
Total Capital (to risk-weighted assets)	15.53%	17.87%	17.92%
Tier 1 Capital (to risk-weighted assets)	14.45%	16.63%	16.72%
Common Equity Tier 1 (to risk-weighted assets)	14.45%	16.63%	16.72%
Tier 1 Capital (to average assets)	9.20%	9.92%	10.59%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.89%	0.95%	0.91%
Allowance for loan losses as a percent of non-performing loans	4,023.60%	428.91%	378.05%
Net recoveries (charge-offs) as a percent of average outstanding loans during the year	—	0.01%	—
Non-performing loans as a percent of total loans	0.02%	0.22%	0.24%
Non-performing loans as a percent of total assets	0.02%	0.17%	0.20%
Non-performing assets as a percent of total assets	0.02%	0.17%	0.20%

Other Data:
Number of offices	5	5	5
Number of full-time equivalent employees	80	81	78

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

COVID-19 Pandemic

On March 11, 2020, the world health organization declared the outbreak of COVID-19 a global pandemic. Since then, the COVID-19 pandemic has continued to evolve and mutate, including through its variants, and has adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines and government-mandated closures of certain businesses. While certain of these restrictions have been loosened, the same or new restrictions may be implemented again. Although vaccines for COVID-19 have largely been made available in the U.S., the ultimate efficacy of the vaccines will depend on various factors including, the number of people who receive the vaccines as well as the vaccines’ effectiveness against contracting and spreading COVID-19 and any of its existing or new variants. While management has taken measures to mitigate the impact of the pandemic on the Company, such as temporary branch closures, transitioning to a more remote work environment and participation in government stimulus programs, the long-term impact to the Company remains uncertain. We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain.

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
•
Maintain strong asset quality and manage credit risk. Strong asset quality is key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets as a percent of total assets was 0.02%, 0.17% and 0.20%, at December 31, 2022, 2021 and 2020, respectively. We attribute this historical credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria and active credit monitoring policies and procedures.
•
Increase core deposits and reduce reliance on higher cost borrowings. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for time deposits), particularly non-interest-bearing demand deposits, represent a low-cost, stable source of funds. Core deposits were 83.9% of our total deposits at December 31, 2022. We also rely on higher cost Federal Home Loan Bank borrowings as a supplemental funding source. At December 31, 2022, our ratio of net loans to deposits was 104.3% and our Federal Home Loan Bank borrowings totaled $99.4 million. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.
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

Critical Accounting Policies and Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We believe the following estimates are both important to the presentation of our consolidated financial condition and results of operations and require subjective or complex judgments and, therefore, we consider the accounting policies and estimates discussed below to be critical. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Our critical accounting policies involve the calculation of the allowance for loan losses and the measurement of the fair value of financial instruments. The allowance for loan losses is established as losses that are estimated to have occurred through a provision for loan losses charged to earnings. The allowance for loan losses is evaluated on a regular basis by management. This evaluation focuses on many factors, including, but not limited to: evaluation of facts and circumstances related to specific loans, ongoing review and grading of the asset quality of loan segments, consideration of historical loan loss and delinquency experience by loan segment, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various loan segments, changes in the size of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions which could impact the loan portfolio, the fair value of the underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. The primary quantitative consideration for assessing the adequacy of the allowance for loan losses is our average historical incurred loss experience for the preceding three years. Since we have not experienced significant historical incurred losses, the evaluation of the adequacy of the allowance for loan losses is determined primarily by the consideration of the qualitative factors noted above. Credit risks are inherently different for each segment of the loan portfolio such that the applicability of certain qualitative factors to a particular loan segment is determined by the various risk characteristics of the loan segment. Assessing these factors involves significant judgment. Because each of the criteria used in the evaluation is susceptible to significant revision as current economic trends and conditions change, the established allowance for loan losses may not be indicative of potential credit losses. Therefore, management considers the calculation of the allowance for loan losses a critical accounting estimate.

The allowance for loan losses consists of general, allocated and unallocated components. The general component is based primarily on our average historical loss rates for the preceding three years adjusted for qualitative factors stratified by our loan segments. The reported amount of this component may be impacted by portfolio growth trends and concentrations, levels and trends of delinquencies and local and national economic trends and conditions. The allocated component relates to loans that are classified as impaired. Generally, our impaired loans are collateral-dependent and impairment is measured through the collateral method. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. At December 31, 2022 and 2021, the collateral values of collateral-dependent impaired loans was sufficient and no impairment charge was necessary. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. There were no changes to the policies or methodologies pertaining to the components of allowance for loan losses during the years ended December 31, 2022 and 2021.

Our allowance for loan losses as a percent of total loans decreased from 0.95% at December 31, 2021 to 0.89% at December 31, 2022, which primarily reflects the impact of our consideration of the current economic conditions that affect the qualitative factors used in the determination of the allowance for loan losses as they have evolved over these periods from the impact of the COVID-19 pandemic to inflationary pressures and geopolitical concerns, among other considerations.

The Company's measurement of the fair value of its financial instruments is subject to uncertainty primarily due to the lack of quoted market prices for a portion of its various assets and liabilities. Fair values, where quoted market prices are not available are based on estimates using the present value of cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Certain of the Company's financial assets are measured at fair value on a recurring or non-recurring basis. The Company's primary financial asset measured at fair value on a recurring basis is its securities available-for-sale. For these securities, we obtain fair value measurements from independent pricing services which consider observable data that may include reported trades, dealer quotes, the instrument’s terms and conditions, as well as other market data. These fair value measurements are significantly impacted by changes in market interest rates and current economic conditions as compared to the coupon rates for the financial assets. We obtain a monthly market rate volatility report to confirm that the overall price volatility of the portfolio is within prescribed policy limits.

Fair value of the Company’s mortgage servicing rights is also measured on a recurring basis based upon a valuation model that calculates the present value of estimated future net servicing income. We rely on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of our mortgage servicing rights. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future income and that can be validated against available market data. These assumptions are inherently sensitive to change as these unobservable inputs are not based upon quoted prices in active markets or otherwise observable. We periodically review the assumptions underlying the valuation of our mortgage servicing rights. While we believe the values produced by the discounted cash flow model are indicative of the fair value of our mortgage servicing rights portfolio, these values can change significantly depending upon factors such as the then current interest rate environment, estimated prepayments speeds of the underlying mortgage loans being serviced, and other economic conditions.

Fair value of the Company’s derivatives is measured on a recurring basis using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These fair value measurements are significantly impacted by changes in market interest rates and current economic conditions as compared to the coupon rates for the derivatives. We obtain a monthly interest rate volatility report to monitor the volatility of our derivatives portfolio.

At December 31, 2022 and 2021, there were no financial assets or liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (i.e., where there is evidence of impairment). This may include certain impaired loans reported at the fair value of the underlying collateral. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring or non-recurring basis.

ASC Topic 825, “Financial Instruments,” also requires disclosure of the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2022 and 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. At December 31, 2022 and 2021, these factors have not materially impacted the estimated fair values of loans as compared to their carrying amounts.

Emerging Growth Company Status

Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion (adjusted for inflation) during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The extended transition period is generally one year, although it may vary for any particular accounting pronouncement. We have opted to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more (adjusted for inflation); (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933 (which will be December 31, 2024 for the Company); (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets were $537.4 million as of December 31, 2022, an increase of $50.3 million, or 10.3%, when compared to total assets of $487.1 million at December 31, 2021. The increase was due primarily to an increase in securities available-for-sale and net loans.

Cash and Due From Banks. Cash and due from banks increased $1.7 million, or 24.3%, to $8.3 million at December 31, 2022 from $6.6 million at December 31, 2021. This increase primarily resulted from a $69.9 million increase in borrowings offset by a $10.9 million decrease in total deposits, a $25.9 million increase in net loans and a $14.7 million increase in securities available-for-sale ($29.8 million net of increase in net unrealized losses) during the year ended December 31, 2022.

Available-for-Sale Securities. Available-for-sale securities increased by $14.7 million, or 16.1%, to $106.1 million at December 31, 2022 from $91.4 million at December 31, 2021. This increase was due to investment purchases totaling $41.5 million, offset by proceeds from principal repayments, calls and sales totaling $9.9 million and a $15.1 million increase in net unrealized losses within the portfolio.

Net Loans. Net loans increased $25.9 million, or 6.9%, to $398.9 million at December 31, 2022 from $373.1 million at December 31, 2021. During the year ended December 31, 2022, we originated $98.9 million of loans. During 2022, we also purchased $1.3 million of one- to four-family residential mortgages and $2.4 million of consumer loans secured by manufactured housing properties. As of December 31, 2022 and 2021, the portfolios of purchased loans had outstanding principal balances of $30.5 million and $29.7 million, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $799,000, or 48.4%, to $2.4 million at December 31, 2022 from $1.7 million at December 31, 2021 due primarily to the increase in deferred costs on one- to four-family residential mortgage loans, consumer loans and commercial loan fees and costs. SBA fee and interest income recognized during the years ended December 31, 2022 and 2021 was approximately $233,000 and $1.1 million, respectively, and is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $17.3 million, or 7.4%, to $251.5 million at December 31, 2022 from $234.2 million at December 31, 2021. Commercial real estate mortgage loans increased $8.4 million, or 11.7%, to $80.5 million at December 31, 2022 from $72.1 million at December 31, 2021. Acquisition, development and land loans decreased $2.9 million, or 13.5%, to $18.5 million at December 31, 2022 from $21.4 million at December 31, 2021. Commercial and industrial loans decreased $2.8 million, or 10.4%, to $24.1 million at December 31, 2022 from $26.9 million at December 31, 2021. Home equity loans and lines of credit increased $3.2 million, or 46.3%, to $10.2 million at December 31, 2022 from $6.9 million at December 31, 2021. Multi-family real estate loans decreased $813,000, or 9.0%, to $8.2 million at December 31, 2022 from $9.0 million at December 31, 2021. Consumer loans increased by $2.6 million, or 57.2%, to $7.2 million at December 31, 2022 from $4.6 million at December 31, 2021. The decrease in our commercial and industrial loan portfolio was due primarily to $5.5 million of PPP loan forgiveness during 2022. Excluding the impact of PPP loans, commercial and industrial loans increased by $2.7 million during 2022.

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

Our allowance for loan losses was $3.6 million at December 31, 2022 and 2021. The Company measures and records its allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. The Company considers the impact of current environmental factors at the measurement date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans. The Company made relevant adjustments to its qualitative factors in the measurement of its allowance for loan losses at December 31, 2022 and 2021 that balanced the need to consider the recognition of a provision during the year while adhering to an incurred loss recognition and measurement principle which prohibits the recognition of future or lifetime losses.

The Company has limited or no direct exposure to industries that have been hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. Our exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of our total loan portfolio at December 31, 2022 and 2021.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses.

Deposits decreased $10.9 million, or 2.8%, to $382.4 million at December 31, 2022 from $393.2 million at December 31, 2021 primarily as a result of a decrease in core deposits offset by an increase in time deposits. Core deposits (defined as all deposits other than time deposits) decreased $14.3 million, or 4.3%, to $320.6 million at December 31, 2022 from $334.9 million at December 31, 2021. The decrease in core deposits was due to a $5.9 million, or 5.9%, decrease in non-interest bearing accounts, a decrease in money market deposits of $10.4 million, or 14.6%, and a decrease in savings deposits of $2.4 million, or 4.2%, partially offset by a $4.4 million, or 4.1%, increase in NOW accounts and demand deposits. Time deposits increased $3.4 million, or 5.9%, to $61.7 million at December 31, 2022 from $58.3 million at December 31, 2021. At December 31, 2022 and 2021, there were $18.1 million of brokered deposits included in time deposits. The purchase of brokered deposits offered a lower cost alternative to advances from the Federal Home Loan Bank of a similar duration.

Borrowings. Total borrowings increased $69.9 million, or 237.4%, to $99.4 million at December 31, 2022 from $29.5 million at December 31, 2021 in support of the Company’s investment and loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity decreased $11.1 million, or 18.4%, to $49.3 million at December 31, 2022 from $60.5 million at December 31, 2021. This decrease was due primarily to an other comprehensive loss of $10.4 million related to net changes in unrealized holding losses in the available-for-sale securities portfolio and changes in the fair value of interest rate swap derivatives, as a result of an increase in market interest rates during the year ended December 31, 2022, net loss of $565,000, and treasury stock purchases of $629,000, partially offset by the recognition of $511,000 of previously unearned compensation for the year ended December 31, 2022.

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

Non-performing loans were $89,000, or 0.02% of total loans, at December 31, 2022, compared to $837,000, or 0.22% of total loans, at December 31, 2021. At December 31, 2022, non-performing loans consist primarily of a residential mortgage loan to a deceased borrower which had an outstanding balance of $84,000. The property has an estimated market value of $420,000. At December 31, 2021, non-performing loans consisted primarily of a residential mortgage loan and HELOC to deceased borrowers and a $195,000 non-performing residential mortgage loan that was repurchased from Freddie Mac and restructured in 2021. The property securing both the residential mortgage loan and HELOC was sold in July 2022 and all outstanding loan balances were paid. The non-performing residential mortgage loan that was repurchased from Freddie Mac and restructured in 2021 was returned to performing status during June 2022. The outstanding balance of this now accruing TDR was $189,000 and $195,000 at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, we had no foreclosed assets.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

Net Income. Net loss was $565,000 for the year ended December 31, 2022, compared to net income of $2.6 million for the year ended December 31, 2021, a decrease of $3.2 million, or 121.6%. The decrease was related primarily to a $3.7 million, or 28.2%, increase in non-interest expense and a $1.4 million, or 60.5%, decrease in non-interest income offset by a $808,000, or 5.7%, increase in net interest and dividend income after provision for loan losses and a $1.1 million decrease in provision for income taxes during the year ended December 31, 2022.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 7.2%, to $16.6 million for the year ended December 31, 2022 from $15.5 million for the year ended December 31, 2021. This increase was due primarily to an increase in interest and dividend income on investments. Interest and fees on loans for the years ended December 31, 2022 and 2021 included $233,000 and $1.1 million of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $28.6 million, or 6.1%, to $497.0 million for the year ended December 31, 2022 from $468.4 million for the year ended December 31, 2021. The weighted average yield on interest-earning assets increased 3 basis points to 3.34% for the year ended December 31, 2022 from 3.31% for the year ended December 31, 2021. The weighted average yield for the loan portfolio decreased 13 basis points to 3.66% for the year ended December 31, 2022 from 3.79% for the year ended December 31, 2021 due primarily to the decrease in interest and fees earned on PPP loans. The weighted average yield for all other interest-earning assets increased to 2.25% for the year ended December 31, 2022 from 1.42% for the year ended December 31, 2021 due primarily to the investment in higher-yielding taxable and non-taxable debt securities.

Interest Expense. Total interest expense increased $512,000, or 41.5%, to $1.7 million for the year ended December 31, 2022 from $1.2 million for the year ended December 31, 2021. Interest expense on deposits increased $97,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021. The average balance of interest-bearing deposits increased $4.7 million, or 1.6%, to $297.0 million for the year ended December 31, 2022 from $292.4 million for the year ended December 31, 2021 primarily as a result of an increase in the average balance of NOW and demand and savings deposits offset by a decrease in the average balances of money market and time deposits. The weighted average rate of interest-bearing deposits increased to 0.23% for the year ended December 31, 2022 from 0.20% for the year ended December 31, 2021 due primarily to an increase in market interest rates.

Interest expense on borrowings consists of interest on advances from the Federal Home Loan Bank and the Federal Reserve Bank. Interest expense on borrowings increased $397,000, or 61.2%, to $1.0 million for the year ended December 31, 2022 from $649,000 for the year ended December 31, 2021 primarily due to an increase in the average balance of borrowings and market interest rates partially offset by the retirement of $20.0 million of long-term borrowings from the FHLB in advance of their scheduled maturities in late 2021. The average balance of borrowings increased $22.7 million, or 55.1%, to $63.9 million for the year ended December 31, 2022 from $41.2 million for the year ended December 31, 2021. The weighted average rate of borrowings increased to 1.64% for the year ended December 31, 2022 from 1.57% for the year ended December 31, 2021 due primarily to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $603,000, or 4.2%, to $14.9 million for the year ended December 31, 2022 from $14.3 million for the year ended December 31, 2021. This increase was due to a $28.6 million, or 6.1%, increase in the balance of average interest-earning assets, consisting primarily of increases in the average balances of loans and debt securities, offset by an increase of $27.1 million, or 8.1%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings, during the year ended December 31, 2022. Net interest margin decreased to 2.99% for the year ended December 31, 2022 from 3.04% for the year ended December 31, 2021 due primarily to an increase in the weighted average rate of interest-bearing liabilities offset partially by an increase in the weighted average yield on debt securities.

Provision for Loan Losses. Based upon management’s analysis of the allowance for loan losses, no provision for loan losses was recorded for the year ended December 31, 2022 compared to $205,000 for the year ended December 31, 2021.

Non-Interest Income. Non-interest income decreased $1.4 million, or 60.5%, to $888,000 for the year ended December 31, 2022 compared to $2.2 million for the year ended December 31, 2021. The decrease in non-interest income during the year ended December 31, 2022 was due primarily to $747,000 of losses realized on the sale of securities and a decrease of $128,000, or 98.5%, in gain on sale of loans offset by a $81,000, or 32.8%, increase in investment service fees.

Non-Interest Expense. Non-interest expense increased $3.7 million, or 28.2%, to $16.8 million for the year ended December 31, 2022 from $13.1 million for the year ended December 31, 2021. The increase in non-interest expense was due primarily to a $2.8 million, or 36.3%, increase in salaries and employee benefits, a $237,000, or 65.7%, increase in marketing, and a $149,000, or 17.9%, increase in professional fees and assessments during the year ended December 31, 2021. The increase in salaries and benefits during the year ended December 31, 2022 was due primarily to a $1.5 million charge to withdraw from the Pentegra DB Plan, to filling certain open positions and associated recruitment fees, normal salary increases and the recognition of previously unearned compensation associated with the restricted stock awards granted in 2021. The increase in marketing during the year ended December 31, 2022 included a $150,000 donation to the First Seacoast Community Foundation, Inc.

Income Taxes. Income tax benefit was $451,000 for the year ended December 31, 2022 compared to an income tax expense of $601,000 for the year ended December 31, 2021. The effective tax rate was (44.4)% and 18.7% for the years ended December 31, 2022 and 2021, respectively. Loss before income tax benefit was $1.0 million for the year ended December 31, 2022 as compared to $3.2 million of income before income tax expense for the year ended December 31, 2021. The decrease in the effective tax rate for 2022 as compared to 2021 was primarily due to the loss before income tax benefit and the amount of non-taxable income as a percentage of loss before income tax benefit in the current year as compared to the prior year offset in part by an increase in the valuation allowance.

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

	For the Year Ended December 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$385,202	$14,092	3.66%	$372,385	$14,129	3.79%
Taxable debt securities	52,736	995	1.89%	29,629	375	1.27%
Non-taxable debt securities	49,782	1,316	2.64%	38,744	895	2.31%
Interest-bearing deposits with other banks	6,571	89	1.35%	25,681	73	0.28%
Federal Home Loan Bank stock	2,733	118	4.32%	1,962	23	1.17%
Total interest-earning assets	497,024	16,610	3.34%	468,401	15,495	3.31%
Non-interest-earning assets	15,832			11,432
Total assets	$512,856			$479,833
Interest-bearing liabilities:
NOW and demand deposits	$112,504	$139	0.12%	$105,940	$126	0.12%
Money market deposits	66,936	151	0.23%	73,810	105	0.14%
Savings deposits	62,471	82	0.13%	54,626	32	0.06%
Time deposits	55,129	311	0.56%	57,988	323	0.56%
Total interest-bearing deposits	297,040	683	0.23%	292,364	586	0.20%
Borrowings	63,916	1,046	1.64%	41,220	649	1.57%
Other	1,864	18	0.97%	2,169	—	—
Total interest-bearing liabilities	362,820	1,747	0.48%	335,753	1,235	0.37%
Non-interest-bearing deposits	92,576			80,295
Other noninterest-bearing liabilities	3,782			3,898
Total liabilities	459,178			419,946
Total equity	53,678			59,887
Total liabilities and equity	$512,856			$479,833
Net interest income		$14,863			$14,260
Net interest rate spread (1)			2.86%			2.94%
Net interest-earning assets (2)	$134,204			$132,648
Net interest margin (3)			2.99%			3.04%
Average interest-earning assets as a percent of interest-bearing liabilities	136.99%			139.51%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee (expense) income included in loan interest totaled $(194,000) and $587,000 for the years ended December 31, 2022 and 2021, respectively.

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

	Year Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$478	$(515)	$(37)
Taxable debt securities	381	239	620
Non-taxable debt securities	279	142	421
Interest-bearing deposits with other banks	(88)	104	16
Federal Home Loan Bank stock	12	83	95
Total interest-earning assets	1,062	53	1,115
Interest-bearing liabilities:
NOW and demand deposits	8	5	13
Money market deposits	(11)	57	46
Savings deposits	5	45	50
Time deposits	(16)	4	(12)
Total interest-bearing deposits	(14)	111	97
Borrowings	371	26	397
Other	—	18	18
Total interest-bearing liabilities	357	155	512
Change in net interest income	$705	$(102)	$603

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100, 200, 300 and 400 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of December 31, 2022 and 2021.

As of December 31, 2022:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$64,978	$(31,915)	(32.9)%	15.3%	$(401)
300 bp	72,904	(23,989)	(24.8)	16.4	(284)
200 bp	80,715	(16,178)	(16.7)	17.5	(180)
100 bp	89,144	(7,749)	(8.0)	18.5	(78)
0	96,893	—	—	19.3	—
(100) bp	102,856	5,963	6.2	19.6	37
(200) bp	106,776	9,883	10.2	19.6	35
(300) bp	107,095	10,202	10.5	19.0	(29)
(400) bp	99,984	3,091	3.2	17.3	(199)

As of December 31, 2021:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$46,403	$(9,528)	(17.0)%	11.2%	$(23)
300 bp	49,878	(6,053)	(10.8)	11.6	12
200 bp	53,103	(2,828)	(5.1)	11.8	35
100 bp	55,794	(137)	(0.2)	11.9	43
0	55,931	—	—	11.4	—
(100) bp	47,729	(8,202)	(14.7)	9.5	(195)

The percent change to NPV in the -100 bp change in interest rates scenario was -14.7% at December 31, 2021 versus a policy limit of -10.0%. An extremely low interest rate environment may artificially reduce the calculated inherent value of the Bank’s non-maturity deposits, which can inordinately impact the sensitivity of the NPV resulting in a mathematical aberration. All other categories of percent change to NPV were within policy limits. All categories of percent change to NPV were within policy limits at December 31, 2022.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of December 31, 2022 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 16.7% decrease in economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 10.2% increase in the economic value of equity.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At December 31, 2022, we had $99.4 million outstanding in advances from the Federal Home Loan Bank and the ability to borrow an additional $36.5 million. Additionally, at December 31, 2022, we had an overnight line of credit with the Federal Home Loan Bank for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At December 31, 2022, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided by operating activities was $973,000 and $2.4 million for the years ended December 31, 2022 and 2021, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and loan purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $58.1 million and $43.5 million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts, Federal Home Loan Bank and Federal Reserve Bank advances, was $58.7 million and $41.7 million for the years ended December 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of December 31, 2022. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At December 31, 2022, First Seacoast Bancorp (a federal corporation) (on an unconsolidated basis) had liquid assets of $9.3 million. As of December 31, 2022, First Seacoast Bancorp (a federal corporation) had repurchased 136,879 shares of its common stock at a weighted average price of $10.01 per share.

At December 31, 2022, First Seacoast Bank exceeded all of its regulatory capital requirements. See Note 17 of the notes to our consolidated financial statements of this annual report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

ITEM 8. Financial Statements and Supplementary Data

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2022	2021
ASSETS
Cash and due from banks	$8,250	$6,638
Interest bearing time deposits with other banks	747	1,245
Securities available-for-sale, at fair value	106,100	91,365
Federal Home Loan Bank stock	3,502	1,688
Total loans	402,505	376,641
Less allowance for loan losses	(3,581)	(3,590)
Net loans	398,924	373,051
Land, building and equipment, net	4,181	4,566
Bank-owned life insurance	4,561	4,461
Accrued interest receivable	1,988	1,499
Other assets	9,171	2,561
Total assets	$537,424	$487,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$92,757	$98,624
Interest bearing deposits	289,606	294,619
Total deposits	382,363	393,243
Advances from Federal Home Loan Bank	99,397	29,462
Mortgagors’ tax escrow	938	652
Deferred compensation liability	1,830	1,729
Other liabilities	3,559	1,520
Total liabilities	488,087	426,606
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 6,201,770 issued and 6,064,298 outstanding at December 31, 2022; and 6,201,770 issued and 6,123,337 outstanding as of December 31, 2021	62	62
Additional paid-in capital	26,768	26,783
Retained earnings	36,248	36,813
Accumulated other comprehensive (loss) income	(9,727)	721
Treasury stock, at cost: 137,472 and 78,433 shares as of December 31, 2022 and 2021, respectively	(1,377)	(748)
Unearned stock compensation	(2,637)	(3,163)
Total stockholders' equity	49,337	60,468
Total liabilities and stockholders' equity	$537,424	$487,074

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Interest and dividend income:
Interest and fees on loans	$14,092	$14,129
Interest on debt securities:
Taxable	1,084	448
Non-taxable	1,316	895
Total interest on debt securities	2,400	1,343
Dividends	118	23
Total interest and dividend income	16,610	15,495
Interest expense:
Interest on deposits	701	586
Interest on borrowings	1,046	649
Total interest expense	1,747	1,235
Net interest and dividend income	14,863	14,260
Provision for loan losses	—	205
Net interest and dividend income after provision for loan losses	14,863	14,055
Non-interest income:
Customer service fees	1,039	1,007
Gain on sale of loans	2	130
Securities (losses) gains, net	(747)	535
Income from bank-owned life insurance	100	105
Loan servicing fee income	126	163
Investment services fees	328	247
Other income	40	62
Total non-interest income	888	2,249
Non-interest expense:
Salaries and employee benefits	10,673	7,833
Director compensation	324	259
Occupancy expense	732	637
Equipment expense	488	548
Marketing	598	361
Data processing	1,400	1,407
Deposit insurance fees	154	125
Professional fees and assessments	983	834
Debit card fees	184	196
Employee travel and education expenses	198	120
Other expense	1,033	762
Total non-interest expense	16,767	13,082
(Loss) income before income tax (benefit) expense	(1,016)	3,222
Income tax (benefit) expense	(451)	601
Net (loss) income	$(565)	$2,621
(Loss) earnings per share:
Basic	$(0.10)	$0.45
Diluted	$(0.10)	$0.45
Weighted Average Shares:
Basic	5,767,325	5,817,509
Diluted	5,767,325	5,817,509
The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Net (loss) income	$(565)	$2,621
Other comprehensive loss, net of income taxes:
Securities available-for-sale:
Unrealized holding losses on securities available-for-sale arising during the year, net of income taxes of $(4,562) and $(381) in 2022 and 2021, respectively	(12,283)	(1,026)
Reclassification adjustment for securities (losses) gains, net and net amortization of bond premiums included in net (loss) income, net of income taxes of $476 and $44 in 2022 and 2021, respectively	1,280	120
Total unrealized loss on securities available-for-sale	(11,003)	(906)
Derivatives:
Change in interest rate swaps, net of income taxes of $237 and $78 in 2022 and 2021, respectively	639	211
Reclassification adjustment for net interest expense on swaps included in net income, net of income taxes of $31 and $(13) in 2022 and 2021, respectively	(84)	35
Total change in interest rate swaps	555	246
Other comprehensive loss	(10,448)	(660)
Comprehensive (loss) income	$(11,013)	$1,961

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2020	6,058,024	$61	$25,606	$34,192	$1,381	$(233)	$(2,146)	$58,861
Net income	—	—	—	2,621	—	—	—	2,621
Other comprehensive income	—	—	—	—	(660)	—	—	(660)
Treasury stock activity	(52,957)	—	—	—	—	(515)	—	(515)
Issuance of stock compensation	118,270	1	1,181	—	—	—	(1,182)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	46	46
ESOP shares earned - 11,924 shares	—	—	(4)	—	—	—	119	115
Balance December 31, 2021	6,123,337	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468

Balance December 31, 2021	6,123,337	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468
Net loss	—	—	—	(565)	—	—	—	(565)
Other comprehensive loss	—	—	—	—	(10,448)	—	—	(10,448)
Treasury stock activity	(59,039)	—	—	—	—	(629)	—	(629)
Amortization of unearned stock compensation	—	—	—	—	—	—	387	387
Forfeited stock compensation	—	—	(20)	—	—	—	20	—
ESOP shares earned - 11,924 shares	—	—	5	—	—	—	119	124
Balance December 31, 2022	6,064,298	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(565)	$2,621
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
ESOP expense	124	115
Stock based compensation	387	46
Depreciation and amortization	522	561
Net amortization of bond premium	1,009	699
Provision for loan losses	—	205
Gain on sale of loans	(2)	(130)
Securities losses (gains), net	747	(535)
Proceeds from loans sold	639	6,198
Origination of loans sold	(637)	(6,068)
Increase in bank-owned life insurance	(100)	(105)
Increase in deferred loan costs	(799)	(945)
Deferred tax (benefit) expense	(296)	309
Increase in accrued interest receivable	(489)	(87)
Increase in other assets	(1,483)	(771)
Increase in deferred compensation liability	101	62
Increase in other liabilities	1,815	246
Net cash provided by operating activities	973	2,421
Cash flows from investing activities:
Proceeds from sales, calls, maturities and principal payments received on securities available-for-sale	9,872	20,037
Purchase of securities available-for-sale	(41,452)	(57,339)
Purchase of property and equipment	(103)	(36)
Loan purchases	(3,673)	(16,022)
Loan originations and principal collections, net	(21,392)	8,468
Net loan (charge offs) recoveries	(9)	43
Net (purchase) redemption of Federal Home Loan Bank stock	(1,814)	108
Proceeds from sales and maturities of interest bearing time deposits with other banks	498	1,243
Net cash used by investing activities	(58,073)	(43,498)
Cash flows from financing activities:
Net (decrease) increase in NOW, demand deposits, money market and savings accounts	(14,293)	56,204
Net increase in certificates of deposit	3,413	9,658
Increase (decrease) in mortgagors’ tax escrow accounts	286	(768)
Treasury stock purchases	(629)	(515)
Net proceeds (payments) from short-term FHLB advances	71,729	(95)
Proceeds from long-term FHLB advances	468	15,430
Payments on long-term FHLB advances	(2,262)	(20,000)
Payments on short-term FRB advances	—	(18,195)
Net cash provided by financing activities	58,712	41,719
Net change in cash and cash equivalents	1,612	642
Cash and cash equivalents at beginning of year	6,638	5,996
Cash and cash equivalents at end of year	$8,250	$6,638

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$1,685	$1,282
Cash paid for income taxes	47	386
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(15,089)	(1,243)
Deferred taxes	4,086	337
Other comprehensive loss	(11,003)	(906)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	761	337
Deferred taxes	(206)	(91)
Other comprehensive income	555	246
Effect of the adoption of ASU 2016-02:
Other assets	224	NA
Other liabilities	224	NA

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

Corporate Structure

The Company is the federally-chartered holding company for the Bank (formerly named Federal Savings Bank). Effective July 16, 2019, pursuant to a Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan, the Bank reorganized into the mutual holding company structure, and the Company completed a concurrent stock offering. On August 11, 2022, First Seacoast Bancorp, MHC, the parent mutual holding company of the Company, adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which First Seacoast Bancorp, MHC undertook a “second-step” conversion and the Bank, the wholly-owned subsidiary of the Company, reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure. On January 19, 2023, the conversion and reorganization was completed As a result, First Seacoast Bancorp, Inc. became the new stock holding company for First Seacoast Bank and both First Seacoast Bancorp, MHC and First Seacoast Bancorp ceased to exist. First Seacoast Bancorp, Inc.’s common stock began trading on the Nasdaq Capital Market under the trading symbol “FSEA” on January 20, 2023 (see Note 22 Subsequent Events for more information).

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

The Company has one reportable segment, “Banking Services.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold to the FHLB based on its current redemption policies. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Based on the most recent analysis of the FHLB, as of December 31, 2022, management deems its investment in FHLB stock to not be impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: commercial real estate; multifamily; commercial and industrial; acquisition; development and land; one to four family residential; home equity loans and lines of credit and consumer. Management uses a rolling average of historical losses based on a timeframe appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; credit quality trends; portfolio growth trends and concentrations; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the policies or methodology pertaining to the general component of the allowance for loan losses during both of the years ended December 31, 2022 and 2021.

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

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At both December 31, 2022 and 2021, the reserve for unfunded loan commitments was $18,000. The related provision for off-balance sheet credit losses is included in non-interest expense in the consolidated statements of (loss) income.

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

The Company services mortgage loans for others. Loan servicing fee income is reported in the consolidated statements of (loss) income as loan servicing fee income. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

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

Customer List Intangible

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $347,000 (included in other assets at December 31, 2022), of which $172,000 was paid at closing. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By June 30, 2023, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier, the balance of the purchase price will be paid to the seller. As of December 31, 2022 and 2021, approximately $23.0 million and $17.4 million of purchased client accounts are included in total assets under management, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the year ended December 31, 2022 and 2021, $34,000 and $13,000 of amortization expense was recorded in other expense, respectively.

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

Defined Contribution Plan

During the years ended December 31, 2022 and 2021, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also made matching and profit-sharing contributions to eligible participants in accordance with plan provisions.

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

Defined Benefit Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (The Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. On May 26, 2022, the board of directors approved a resolution authorizing the Company to give notice of its intent to withdraw from the Pentegra DB Plan as of September 30, 2022. On September 30, 2022, the Company proceeded with its notification to withdraw from the Pentegra DB Plan as of September 30, 2022 (see Note 12 Employee Benefits for more information).

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

Leases

All leases with an initial term greater than 12 months recognize: (1) a Right of Use ("ROU" asset), which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, each measured on a discounted basis. The Company elected to not separate lease and non-lease components.

As a lessee, the majority of the operating lease portfolio consists of a real estate lease for one branch location and leases for certain office equipment. The operating leases have remaining lease terms of one year to five years, and in some instances include options to renew for periods up to four years. ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less. Operating lease expense represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term (see Note 14, Leases, for more information).

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold, based upon the technical merits of the position. Estimated interest and penalties, if applicable, related to uncertain tax positions are included as a component of provision for income taxes. The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2022. The Company has concluded that no uncertain tax positions exist at December 31, 2022.

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

Comprehensive (Loss) Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive (loss) income. The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in comprehensive (loss) income.

(Loss) Earnings Per Share

Basic (loss) earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Securities that could potentially dilute basic earnings per common share in the future (i.e. unvested restricted stock) were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for 2022 and 2021. All unvested stock based compensation awards exclude the right to receive non-forfeitable dividends and are considered nonparticipating securities and exclude the right to participate with common stock in undistributed earnings for purposes of computing earnings per share.

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

Most of the Company’s business activity is with customers located within the New Hampshire and southern Maine Seacoast region. The Company has limited or no direct exposure to industries expected to be hardest hit by the COVID-19 pandemic, including oil and gas/energy, credit cards, airlines, cruise ships, arts/entertainment/recreation, casinos and shopping malls. The Company’s exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of the gross loan portfolio at December 31, 2022.

3.
Recent Accounting Pronouncements

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

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which defers the sunset date of Topic 848 from December 2022 to December 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous U.S. GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. Initially, the FASB approved a proposal to delay the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2020. On June 30, 2020, the FASB further delayed the implementation of this standard by one year for smaller reporting companies to years beginning after December 15, 2021. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies ASU 2016-02 with respect to certain aspects of the update and ASU 2018-11,“Targeted Improvements,” to allow an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Using the optional transition method discussed above, the Company adopted the new lease guidance on January 1, 2022 and recorded a right-of- use asset in other assets and a corresponding net lease liability in other liabilities at March 31, 2022 (see Note 14, Leases, for more information).

Recent Accounting Pronouncements Yet To Be Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-2,“Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” All other creditors must continue to apply the TDR accounting model until they adopt ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage (that is, year of origination). This ASU becomes effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. While the adoption of this ASU on January 1 2023 may result in new disclosures, it is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-1, “Reference Rate Reform (Topic 848) (Scope),” which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. This ASU was to become effective immediately for all entities on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The effective date was extended by the issuance of ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which, as noted above, defers the sunset date of Topic 848 from December 2022 to December 2024. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards. The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective dates for ASU 2016-02, “Leases (Topic 842)” was deferred to fiscal years beginning after December 15, 2021.

In April 2019, the FASB issued ASU 2019-04,“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05,“Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. On October 16, 2019, the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Early adoption is permitted. See the next paragraph for further discussion regarding the implementation of this standard.

In June 2016, the FASB issued ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19,“Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for smaller reporting companies and clarifying that operating lease receivables are outside the scope of Accounting. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company has selected a loss estimation methodology, utilizing a third-party model, and is refining the remaining facets of its CECL model, as well as finalizing internal controls. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023. The Company estimates the adoption of the new standard will result in a decrease to its allowance for loan losses (“ALL”). This decrease, though, is expected to be offset by an increase in the allowance for non-cancelable off-balance sheet commitments. The estimated decrease in ALL is due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is much more robust with broader time horizons as compared to the Company's actual historical loss data used under an incurred loss methodology. As the Company completes its final evaluation, the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

4.
Interest Bearing Time Deposits with Other Banks

At December 31, 2022, the Company’s $747,000 of time deposits are scheduled to mature during 2023.

5.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,191	$—	$(365)	$1,826
U.S. Government agency small business administration pools guaranteed by SBA	9,475	—	(1,116)	8,359
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,922	8	(708)	6,222
Residential mortgage-backed securities	26,390	—	(4,567)	21,823
Municipal bonds	69,373	172	(7,129)	62,416
Corporate debt	500	—	(3)	497
Corporate subordinated debt	5,550	—	(593)	4,957
	$120,401	$180	$(14,481)	$106,100

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$6,098	$—	$(127)	$5,971
U.S. Government agency small business administration pools guaranteed by SBA	5,059	22	(36)	5,045
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,400	1	(69)	3,332
Residential mortgage-backed securities	23,784	32	(484)	23,332
Municipal bonds	49,164	1,501	(52)	50,613
Corporate subordinated debt	3,072	-	-	3,072
	$90,577	$1,556	$(768)	$91,365

The amortized cost and fair values of available-for-sale securities at December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	500	497
Due after five years through ten years	9,378	8,387
Due after ten years	67,736	60,812
Total U.S. Government-sponsored enterprises obligations, municipal bonds and corporate subordinated debt	77,614	69,696
U.S. Government agency small business pools guaranteed by SBA(1)	9,475	8,359
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	6,922	6,222
Residential mortgage-backed securities(1)	26,390	21,823
Total	$120,401	$106,100

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31:

	December 31,
	2022	2021
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$9,872	$20,037
Gross realized gains	52	588
Gross realized losses	(799)	(53)
Net realized (losses) gains	$(747)	$535

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2022
U.S. Government sponsored enterprises obligations	1	$453	$(43)	3	$1,373	$(322)	$1,826	$(365)
U.S. Government agency small business administration pools guaranteed by SBA	8	5,947	(602)	3	2,412	(514)	8,359	(1,116)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5	3,212	(209)	4	2,016	(499)	5,228	(708)
Residential mortgage backed securities	8	4,239	(503)	23	16,649	(4,064)	20,888	(4,567)
Municipal bonds	86	49,228	(5,900)	8	5,769	(1,229)	54,997	(7,129)
Corporate debt	1	497	(3)	—	—	—	497	(3)
Corporate subordinated debt	4	4,457	(593)	—	—	—	4,457	(593)
	113	$68,033	$(7,853)	41	$28,219	$(6,628)	$96,252	$(14,481)
December 31, 2021
U.S. Government sponsored enterprises obligations	7	$5,022	$(80)	2	$949	$(47)	$5,971	$(127)
U.S. Government agency small business administration pools guaranteed by SBA	3	2,988	(36)	—	—	—	2,988	(36)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4	2,779	(69)	—	—	—	2,779	(69)
Residential mortgage backed securities	22	19,541	(399)	1	2,304	(85)	21,845	(484)
Municipal bonds	7	6,494	(49)	1	584	(3)	7,078	(52)
	43	$36,824	$(633)	4	$3,837	$(135)	$40,661	$(768)

In evaluating whether investments have suffered an other-than-temporary decline, management evaluated the amount of the decline compared to cost, the length of time and extent to which fair value has been less than cost, the underlying creditworthiness of the issuer, the fair values exhibited during the year and estimated future fair values. In general, management concluded the declines are due to coupon rates compared to market rates and current economic conditions. The Company does not intend to sell investments with unrealized losses, and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on evaluations of the underlying issuers’ financial condition, current trends and economic conditions, management does not believe any securities suffered an other-than-temporary decline in value as of December 31, 2022.

As of December 31, 2022 and 2021, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.

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

In response to the COVID-19 pandemic, the Small Business Administration (“SBA”) established the Paycheck Protection Program (“PPP”), which was designed to aid small- and medium-sized businesses through federally guaranteed SBA loans (“PPP loans”) distributed through banks. PPP loans are fully guaranteed as to principal and interest by the SBA. During the years ended December 31, 2022 and 2021, the Bank originated -0- and 134 PPP loans, respectively, with aggregate outstanding principal balances of $-0- and $13.1 million, respectively. As of December 31, 2022 and 2021, total PPP loan principal balances were $-0- and $5.5 million, respectively, and are included in commercial and industrial loans (C+I).

Loans consisted of the following at December 31:

	December 31,
	2022	2021
	(Dollars in thousands)
Commercial real estate (CRE)	$80,506	$72,057
Multifamily (MF)	8,185	8,998
Commercial and industrial (C+I)	24,059	26,851
Acquisition, development, and land (ADL)	18,490	21,365
1-4 family residential (RES)	251,466	234,199
Home equity loans and lines of credit (HELOC)	10,161	6,947
Consumer (CON)	7,189	4,574
Total loans	400,056	374,991
Net deferred loan costs	2,449	1,650
Allowance for loan losses	(3,581)	(3,590)
Net loans	$398,924	$373,051

Transactions in the Allowance for loan losses (“ALL”) for the years ended December 31, 2022 and 2021 by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2020	$753	$60	$267	$174	$1,656	$78	$52	$302	$3,342
Provision for loan losses	80	20	(112)	4	482	(15)	20	(274)	205
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	39	—	1	—	3	—	43
Balance at December 31, 2021	833	80	194	178	2,139	63	75	28	3,590

Balance, December 31, 2021	833	80	194	178	2,139	63	75	28	3,590
Provision for loan losses	109	(26)	(14)	(40)	(91)	18	38	6	—
Charge-offs	—	—	—	—	—	—	(14)	—	(14)
Recoveries	—	—	4	—	—	—	1	—	5
Balance at December 31, 2022	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581

As of December 31, 2022 and 2021, information about loans and the ALL by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
December 31, 2022 Loan Balances
Individually evaluated for impairment	$—	$—	$—	$—	$273	$—	$5	$—	$278
Collectively evaluated for impairment	80,506	8,185	24,059	18,490	251,193	10,161	7,184	—	399,778
Total	$80,506	$8,185	$24,059	$18,490	$251,466	$10,161	$7,189	$—	$400,056
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	942	54	184	138	2,048	81	100	34	3,581
Total	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
December 31, 2021 Loan Balances
Individually evaluated for impairment	$104	$—	$28	$—	$722	$115	$—	$—	$969
Collectively evaluated for impairment	71,953	8,998	26,823	21,365	233,477	6,832	4,574	—	374,022
Total	$72,057	$8,998	$26,851	$21,365	$234,199	$6,947	$4,574	$—	$374,991
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	833	80	194	178	2,139	63	75	28	3,590
Total	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2022:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
CRE	$—	$—	$—	$—	$80,506	$80,506	$—
MF	—	—	—	—	8,185	8,185	—
C+I	—	—	—	—	24,059	24,059	—
ADL	—	—	—	—	18,490	18,490	—
RES	—	84	—	84	251,382	251,466	84
HELOC	5	—	—	5	10,156	10,161	—
CON	7	—	—	7	7,181	7,189	5
	$12	$84	$—	$96	$399,960	$400,056	$89

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2021:

	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
CRE	$—	$—	$—	$—	$72,057	$72,057	$—
MF	—	—	—	—	8,998	8,998	—
C+I	—	—	—	—	26,851	26,851	—
ADL	—	—	—	—	21,365	21,365	—
RES	—	487	235	722	233,477	234,199	722
HELOC	117	129	—	246	6,701	6,947	115
CON	6	—	—	6	4,568	4,574	—
	$123	$616	$235	$974	$374,017	$374,991	$837

There were no loans collateralized by residential real estate property in the process of foreclosure at December 31, 2022 and 2021.

The following table provides information on impaired loans as of and for the years ended December 31, 2022 and 2021:

	As of December 31, 2022			At December 31, 2022
(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	273	273	—	446	32
HELOC	—	—	—	57	3
CON	5	5	—	2	—
Total impaired loans	$278	$278	$—	$505	$35

	As of December 31, 2021			At December 31, 2021
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	203	12
ADL	—	—	—	—	—
RES	722	722	—	77	2
HELOC	115	115	—	10	—
CON	—	—	—	—	—
Total impaired loans	$837	$837	$—	$290	$14

There were no loans modified and determined to be a TDR during the year ended December 31, 2022. During 2021, one residential mortgage loan was modified and determined to be a TDR as it did not meet the qualifications of Section 4013 of the CARES Act. At December 31, 2022 and 2021, this loan had a recorded investment of $189,000 and $195,000, respectively. The modification agreement defers delinquent interest and escrow payments to the end of the loan. The loan was returned to performing status during June 2022. The allowance for loan losses includes a specific reserve for this TDR of $-0- as of December 31, 2022 and 2021, which was determined through a calculation of the present value of estimated cash flows. There have been no defaults within twelve months of the modification. There are no commitments to extend additional credit to these borrowers.

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

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$77,820	$2,686	$—	$80,506
MF	8,185	—	—	8,185
C+I	24,059	—	—	24,059
ADL	18,490	—	—	18,490
RES	251,382	—	84	251,466
HELOC	10,161	—	—	10,161
CON	7,184	—	5	7,189
Total	$397,281	$2,686	$89	$400,056

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$69,252	$2,701	$104	$72,057
MF	8,998	—	—	8,998
C+I	26,823	—	28	26,851
ADL	21,365	—	—	21,365
RES	233,477	—	722	234,199
HELOC	6,832	—	115	6,947
CON	4,574	—	—	4,574
Total	$371,321	$2,701	$969	$374,991

Certain directors and executive officers of the Bank and companies in which they have significant ownership interests were customers of the Bank during 2022 and 2021. For the years ended December 31, 2022 and 2021, activity in these loans was as follows:

	December 31,
(Dollars in thousands)	2022	2021
Loans outstanding – beginning of year	$4,849	$5,279
Principal payments	(576)	(430)
Advances	170	—
Loans outstanding – end of year	$4,443	$4,849

7.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $36.0 million and $40.6 million at December 31, 2022 and 2021, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 20 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of (loss) income.

The Bank’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee income, including late and ancillary fees, was $126,000 and $163,000 for the years ended December 31, 2022 and 2021, respectively. Servicing fee income is recorded in loan servicing fee income in the Company’s consolidated statements of income. The Bank’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Bank’s market areas.

The following summarizes activity in mortgage servicing rights for the years ended December 31, 2022 and 2021.

(Dollars in thousands)	2022	2021
Balance, beginning of year	$322	$273
Additions	6	61
Payoffs	(28)	(60)
Change in fair value due to change in assumptions	57	48
Balance, end of year	$357	$322

8.
Land, Buildings and Equipment

Land, buildings and equipment consisted of the following at December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Land	$995	$995
Buildings	3,167	3,167
Building & leasehold improvements	3,831	3,820
Furniture, fixtures and equipment	4,529	4,438
	12,522	12,420
Less accumulated depreciation	(8,341)	(7,854)
	$4,181	$4,566

9.
Deposits

Deposits consisted of the following at December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
NOW and demand deposits	$204,739	$206,235
Money market deposits	60,931	71,317
Savings deposits	54,954	57,365
Time deposits of $250,000 and greater	7,796	6,281
Time deposits less than $250,000	53,943	52,045
	$382,363	$393,243

At December 31, 2022, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2023	$37,024
2024	12,666
2025	7,307
2026	3,379
2027	1,363
$61,739

The total includes $18.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at December 31, 2022 and 2021.

10.
Borrowings

A summary of borrowings from the FHLB are as follows:

	December 31, 2022
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$96,729	2023	0.44% to 4.38% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$99,397

	December 31, 2021
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$12,262	2022	0.00% to 0.31% – fixed
15,000	2023	0.44% to 0.45% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
250	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$29,462

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and commercial real estate loans, discounted by a certain percentage, in an aggregate amount greater than or equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $36.5 million and $109.7 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

As of December 31, 2022 and 2021 borrowings include $2.7 million and $4.5 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At December 31, 2022 and 2021, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at December 31, 2022 and 2021.
11.
Income Taxes

The current and deferred components of income tax (benefit) expense consisted of the following for the years ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Federal	State	Total	Federal	State	Total
	(Dollars in thousands)
Current	$(59)	$109	$50	$334	$(42)	$292
Deferred	(369)	(132)	(501)	117	192	309
	$(428)	$(23)	$(451)	$451	$150	$601

Total income tax (benefit) expense is different from the amounts computed by applying the U.S. Federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Computed “expected” tax (benefit) expense	$(213)	(21.0)%	$677	21.0%
State tax (benefit) expense, net of federal tax benefit	(18)	(1.8)	118	3.7
BOLI income	(21)	(2.1)	(22)	(0.7)
Valuation allowance	62	6.1	—	—
Income on tax exempt securities	(252)	(24.8)	(178)	(5.5)
Other	(8)	(0.8)	6	0.2
	$(451)	(44.4)%	$601	18.7%

Components of deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$977	$988
Deferred compensation liabilities	494	468
Contribution carryforward	171	120
State tax credit carryforward	62	52
Depreciation	16	—
Securities available-for-sale	3,873	—
Net operating loss carryforward	707	—
Other	48	56
Subtotal	6,348	1,684
Less: valuation allowance	(171)	(60)
Total deferred tax assets	6,177	1,624
Deferred tax liabilities:
Depreciation	—	(45)
Interest rate swaps	(260)	(54)
Securities available-for-sale	—	(213)
Prepaid expenses	(43)	(43)
Net deferred loan costs	(661)	(447)
Mortgage servicing rights	(96)	(87)
Total deferred tax liabilities	(1,060)	(889)
Net deferred tax assets, included in other assets	$5,117	$735

The calculation of the Company’s charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $633,000 and $443,000 of charitable contributions at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $171,000 and $60,000 has been provided on this deferred tax asset for the years ended December 31, 2022 and 2021, respectively. The ultimate realization of this deferred tax asset is dependent upon the generation of future taxable income. The Internal Revenue Federal Tax Code (the “Code”) limits the charitable contribution deduction in any one year to 10% of taxable income, computed without regard to charitable contributions, certain special deductions, net operating loss carry backs and capital loss carry backs. However, the Code allows a corporation to carry forward the excess charitable contributions to each of the five immediately succeeding years, subject to a 10% limitation in each of those years. Thus, the Company would have six years in which to utilize the December 31, 2019 charitable contribution carryforward. The valuation allowance for this net deferred tax asset may be adjusted in the future if estimates of taxable income during the carryforward period are reduced or increased. All other deferred tax assets as of December 31, 2022 and 2021 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

As of December 31, 2022, the Company has a Federal and New Hampshire net operating loss carryforward of $2.7 million and $2.4 million, respectively. The Federal net operating loss carryforward can be carried forward indefinitely but is limited to 80% of each subsequent year’s taxable income. The New Hampshire net operating loss carryforward expires in 2032 and is also limited to 80% of each subsequent year’s taxable income. Additionally, as of December 31, 2022, the Company has a New Hampshire Business Enterprise Tax credit carry forward of $78,000 that expires in 2029 through 2032.

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

The Company does not have any uncertain tax positions at December 31, 2022 or 2021 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2022 and 2021.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2019 are open.

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

The ESOP funded its purchase of 238,473 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term of 16.5 years. At December 31, 2022 and 2021, the remaining principal balance on the ESOP debt was $2.0 million and $2.1 million, respectively.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2022 and 2021, was $124,000 and $115,000, respectively. At December 31, 2022 and 2021, total unearned compensation for the ESOP was $1.9 million and $2.0 million, respectively.

	December 31,
	2022	2021
Shares held by the ESOP include the following:
Allocated	35,772	23,848
Committed to be allocated	11,924	11,924
Unallocated	190,777	202,701
Total	238,473	238,473

The fair value of unallocated shares was approximately $1.8 million and $2.2 million at December 31, 2022 and 2021, respectively.

401(k) Plan

During the years ended December 31, 2022 and 2021, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the years ended December 31, 2022 and 2021 was $202,000 and $189,000, respectively.

Pension Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (The Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (fair value of plan assets divided by funding target) per the 2022 valuation report as of July 1, 2022 was 96.24%. The fair value of plan assets reflects any contributions received through June 30, 2022. The funded status (fair value of plan assets divided by funding target) per the 2021 valuation report as of July 1, 2021 was 104.99%. The fair value of plan assets reflects any contributions received through June 30, 2021.

Based upon the funded status of the Pentegra DB Plan as of July 1, 2022, no funding improvement plan or rehabilitation plan has been implemented or is pending as of December 31, 2022. The Bank’s contributions to the Pentegra DB Plan during the year ended December 31, 2022 totaled $200,000 and were not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2021.

Total pension plan expense for the years ended December 31, 2022 and 2021 was $1.5 million and $200,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income. The Company did not pay a surcharge to the Pentegra DB Plan during the years ended December 31, 2022 or 2021.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. On May 26, 2022, the board of directors approved a resolution authorizing the Company to give notice of its intent to withdraw from the Pentegra DB Plan as of September 30, 2022. On September 30, 2022, the Company proceeded with its notification to withdraw from the Pentegra DB Plan as of September 30, 2022. As a result, a contribution amount that achieves a funded status of 100% - market value of plan assets equal to the final withdrawal liability - is due. The final withdrawal liability amounted to $1.5 million of which $200,000 was paid prior to December 31, 2022. At December 31, 2022, $1.3 million of pension expense was accrued and subsequently paid in January 2023.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at December 31, 2022 and 2021 relating to this supplemental retirement plan was $660,000 and $634,000, respectively. The discount rate used to determine the Company’s obligation was 5.00% during the years ended December 31, 2022 and 2021. The projected rate of salary increase for its current President was 3% for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the expense of this salary retirement plan was $82,000.

Executive Supplemental Retirement Plan

The recorded liability at December 31, 2022 and 2021 relating to the supplemental retirement plan for the Company’s former President was $47,000 and $90,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the expense of this supplemental plan was $3,000 and $6,000, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at December 31, 2022 and 2021 relating to this supplemental executive benefit agreement was $34,000 and $35,000, respectively. For the years ended December 31, 2022 and 2021, the expense of this supplemental plan was $-0- and $1,000, respectively.

Directors’ Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2022 and 2021 relating to this plan was $537,000 and $550,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021 the expense of the supplemental retirement plan was $75,000 and $63,000, respectively.

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

Additionally, the Company has a deferred directors’ fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At December 31, 2022 and 2021, the total deferred directors’ fees amounted to $553,000 and $420,000, respectively.

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

As of December 31, 2022, no stock options have been granted. On November 18, 2021, 118,270 restricted stock awards were granted to directors and certain members of management at $9.99 per share. The total fair value related to the grant was $1.2 million. Restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. A summary of non-vested restricted shares outstanding as of December 31, 2022 and 2021, and changes during the year ended is presented below:

	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock
Non-vested at beginning of year	118,270	$9.99	—	—
Granted	—	—	118,270	$9.99
Vested	(38,754)	9.99	—	—
Forfeited	(2,000)	9.99	—	—
Non-vested at end of year	77,516	$9.99	118,270	$9.99

For the years ended December 31, 2022 and 2021, the expense recognized for this equity incentive plan was $387,000 and $46,000, respectively, which provided a tax benefit of $105,000 and $12,000, respectively. At December 31, 2022 and 2021, total unrecognized compensation expense for this equity incentive plan was $729,000 and $1.1 million, respectively, with a 1.9 and 2.9 year weighted average future recognition period, respectively.

14.
Leases

The Company is obligated under various lease agreements for one of its branch offices and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2023 and 2027 and, in some instances, contain options to renew for periods up to four years. The Company has no financing leases.

The Company adopted ASU 2016-02 –Leases (Topic 842)– effective January 1, 2022 and began recognizing its operating leases on its consolidated balance sheet by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a ROU asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	At December 31, 2022
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$202	Other Assets
Net lease liability	202	Other Liabilities

The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate is either implicit in the lease or, when such a rate cannot be readily determined, the Company’s incremental borrowing rate is used. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term.

The components of operating lease cost and other related information are as follows:

Year Ended December 31, 2022
(Dollars in thousands)
Operating lease cost	$54
Short-term lease cost	—
Variable lease cost (Cost excluded from lease payments)	—
Sublease income	—
Total operating lease cost	54
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	54
Operating lease - operating cash flows (liability reduction)	$—
Weighted average lease term - years	4.37
Weighted average discount rate	3.29%

The total minimum lease payments due in future periods for lease agreements in effect at December 31, 2022 were as follows:

As of December 31, 2022	Future Minimum Lease Payments
(Dollars in thousands)
2023	$52
2024	49
2025	45
2026	43
2027	29
Total minimum lease payments	218
Less: interest	(16)
Total lease liability	$202

The Company's obligation under the operating lease related to one of its branches expires in August 2027 and has future lease payments of $188,000 as of December 31, 2022. As of December 31, 2021, this lease was scheduled to expire in June 2022 and had future lease payments of $16,000. Total lease expense was $33,000 and $32,000 for the years ended December 31, 2022 and 2021. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

15. Other Comprehensive (Loss) Income

The Company reports certain items as “other comprehensive income” and reflects total accumulated other comprehensive (loss) income (“AOCI”) in the consolidated financial statements for all years containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Year Ended December 31,
Reclassification Adjustment	2022	2021	Affected Line Item in Statements of (Loss) Income
	(Dollars in thousands)
Losses (gains) on sale of securities available-for-sale	$747	$(535)	Securities losses (gains), net
Tax effect	(202)	145	Income tax (benefit) expense
	545	(390)	Net (loss) income
Net amortization of bond premiums	1,009	699	Interest on debt securities
Tax effect	(274)	(189)	Income tax (benefit) expense
	735	510	Net (loss) income
Net interest (income) expense on swaps	(115)	48	Interest expense on borrowings
Tax effect	31	(13)	Income tax (benefit) expense
	(84)	35	Net (loss) income
Total reclassification adjustments	$1,196	$155

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized (Losses) Gains on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2020	$1,481	$(100)	$1,381
Other comprehensive (loss) income before reclassification	(1,026)	211	(815)
Amounts reclassified from AOCI	120	35	155
Other comprehensive (loss) income	(906)	246	(660)
Balance at December 31, 2021	$575	$146	$721

Balance at December 31, 2021	$575	$146	$721
Other comprehensive (loss) income before reclassification	(12,283)	639	(11,644)
Amounts reclassified from AOCI	1,280	(84)	1,196
Other comprehensive (loss) income	(11,003)	555	(10,448)
Balance at December 31, 2022	$(10,428)	$701	$(9,727)
(1)
All amounts are net of tax
16.
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

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of December 31:

	2022	2021
Unadvanced portions of loans	$44,929	$42,781
Commitments to originate loans	16,134	15,103
Standby letters of credit	302	318

In the ordinary course of business, the Company may be subject to various legal proceedings. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of income.

17.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2022, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of December 31, 2022 and 2021, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of December 31, 2022 and 2021 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital (to risk- weighted assets)	$52,475	15.53%	$27,028	8.00%	$33,785	10.00%	$35,474	10.50%
Tier 1 Capital (to risk- weighted assets)	48,821	14.45	20,271	6.00	27,028	8.00	28,717	8.50
Tier 1 Capital (to average assets)	48,821	9.20	21,224	4.00	26,530	5.00	21,224	4.00
Common Equity Tier 1 (to risk-weighted assets)	48,821	14.45	15,203	4.50	21,960	6.50	23,649	7.00
As of December 31, 2021
Total Capital (to risk-weighted assets)	$52,798	17.87%	$23,641	8.00%	$29,546	10.00%	$31,029	10.50%
Tier 1 Capital (to risk-weighted assets)	49,151	16.63	17,731	6.00	23,644	8.00	25,119	8.50
Tier 1 Capital (to average assets)	49,151	9.92	19,811	4.00	24,774	5.00	19,811	4.00
Common Equity Tier 1 (to risk-weighted assets)	49,151	16.63	13,298	4.50	19,211	6.50	20,686	7.00

18.
Treasury Stock

Common Stock Repurchases

On September 23, 2020, the board of directors of First Seacoast Bancorp (a federal corporation) authorized the repurchase of up to 136,879 shares of First Seacoast Bancorp's (a federal corporation) outstanding common stock, which equals approximately 2.2% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than First Seacoast Bancorp, MHC. The Company holds repurchased shares in its treasury. As of December 31, 2022 and 2021, First Seacoast Bancorp (a federal corporation) had repurchased 136,879 and 78,433 shares of its common stock, respectively.

Equity Incentive Plan

A certain member of management elected to surrender 593 shares of a vested restricted stock award on November 18, 2022 in lieu of a cash payment for the tax liabilities associated with the time-vestng of their award. The Company holds these shares in its treasury. As of December 31, 2022 and 2021, the Company held a total of 137,472 and 78,433 shares in its treasury, respectively.

19.
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

The Company entered into two $5 million notional interest rate swaps that have been designated as cash flow hedges on 90-day advances from FHLB. The purpose of these cash flow hedges is to reduce potential interest rate risk by swapping a variable rate borrowing to a fixed rate. Management deemed it prudent to limit the variability of these interest payments by entering into these interest rate swap agreements. These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate. Publication of LIBOR is expected to cease in December of 2024. The swap agreements allow for substitution of an alternative reference rate such as the secured overnight financing rate (“SOFR”) at that time.

The changes in the fair value of interest rate swaps are reported in other comprehensive income and are subsequently reclassified into interest expense in the period that the hedged transactions affect earnings. For the years ended December 31, 2022 and 2021, the change in fair value for these derivative instruments was $761,000 and $337,000, respectively. At December 31, 2022 and 2021, the fair value of interest rate swap derivatives resulted in an asset of $961,000 and $200,000, respectively, and is recorded in other assets. These interest rate swaps were unwound during January 2023 at a gain of $849,000 (see Note 22 Subsequent Events for more information).

The following tables summarize the Company’s derivatives associated with its interest rate risk management activities:

				December 31, 2022
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$431	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$530	$—
Total Hedging Instruments				$10,000	$961	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

				December 31, 2021
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$85	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$115	$—
Total Hedging Instruments				$10,000	$200	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

The following table summarizes the effect of cash flow hedge accounting on the consolidated statements of income for the years ended December 31, 2022 and 2021:

	Location and Amount of Income (Loss) Recognized in Statements of (Loss) Income
	2022		2021
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedging accounting:
Amount reclassified from AOCI into expense	$115	$—	$(48)	$—

The credit risk associated with these interest rate swaps is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swaps agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, are not a measure of the potential loss exposure. Risk management results for the years ended December 31, 2022 and 2021, related to the balance sheet hedging of $10.0 million of 90-day FHLB advances, included in borrowings, indicate that the hedge was 100% effective, and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. As of December 31, 2022 and 2021, the Company posted $535,000 and $526,000, respectively, of cash to the counterparty as collateral on its interest rate swap contracts, which was presented within cash and due from banks on the consolidated balance sheets.

20.
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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2022 and 2021.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, U.S Government agency small business administration pools guaranteed by the SBA, collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA residential mortgage-backed securities, other municipal bonds, corporate debt and corporate subordinated debt is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services or uses fair value measurements considering observable market data. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2022	(Dollars in thousands)
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,826	$—	$1,826	$—
U.S. Government agency small business administration pools guaranteed by the SBA	8,359	—	8,359	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,222	—	6,222	—
Residential mortgage-backed securities	21,823	—	21,823	—
Municipal bonds	62,416	—	62,416	—
Corporate debt	497	—	497	—
Corporate subordinated debt	4,957	—	4,957	—
Other assets:
Mortgage servicing rights	$357	—	—	$357
Derivatives	961	—	961	—

	Total	Level 1	Level 2	Level 3
December 31, 2021	(Dollars in thousands)
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$5,971	$—	$5,971	$—
U.S. Government agency small business administration pools guaranteed by the SBA	5,045	—	5,045
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	3,332	—	3,332	—
Residential mortgage-backed securities	23,332	—	23,332	—
Municipal bonds	50,613	—	50,613	—
Corporate subordinated debt	3,072	—	3,072	—
Other assets:
Mortgage servicing rights	$322	$—	$—	$322
Derivatives	200	—	200	—

For the years ended December 31, 2022 and 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2022	$322
Included in net income	35
Balance as of December 31, 2022	$357
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2022	$—
Balance as of January 1, 2021	$273
Included in net income	49
Balance as of December 31, 2021	$322
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2021	$—
(1)
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of (loss) income.

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2022
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.48% - 23.49%	7.78%	$357
		Discount Rate	9.50% - 9.50%	9.50%
		Delinquency Rate	2.13% - 2.79%	2.24%
		Default Rate	0.14% - 0.20%	0.15%

	December 31, 2021
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.63% - 25.56%	13.39%	$322
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	2.82% - 3.63%	2.96%
		Default Rate	0.08% - 0.14%	0.13%

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace, and therefore, such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At December 31, 2022 and 2021, there were no assets measured at fair value on a nonrecurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at December 31, 2022 or 2021.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2022 and 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments not carried at fair value at December 31 are as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
(Dollars in thousands)
December 31, 2022
Financial Assets:
Cash and due from banks	$8,250	$8,250	$8,250	$—	$—
Interest-bearing time deposits with other banks	747	747	—	747	—
Federal Home Loan Bank stock	3,502	3,502	—	3,502	—
Bank-owned life insurance	4,561	4,561	—	4,561	—
Loans, net	398,924	361,402	—	—	361,402
Accrued interest receivable	1,988	1,988	1,988	—	—
Financial Liabilities:
Deposits	$382,363	$379,714	$320,624	$59,090	$—
Advances from Federal Home Loan Bank	99,397	97,675	—	97,675	—
Mortgagors’ tax escrow	938	938	—	938	—
Accrued interest payable	95	95	95	—	—
December 31, 2021
Financial Assets:
Cash and due from banks	$6,638	$6,638	$6,638	$—	$—
Interest-bearing time deposits with other banks	1,245	1,245	—	1,245	—
Federal Home Loan Bank stock	1,688	1,688	—	1,688	—
Bank-owned life insurance	4,461	4,461	—	4,461	—
Loans, net	373,051	371,587	—	—	371,587
Accrued interest receivable	1,499	1,499	1,499	—	—
Financial Liabilities:
Deposits	$393,243	$393,145	$334,917	$58,228	$—
Advances from Federal Home Loan Bank	29,462	29,063	—	29,063	—
Mortgagors’ tax escrow	652	652	—	652	—
Accrued interest payable	33	33	33	—	—

21.
Condensed Financial Statements of Parent Company

Financial information pertaining to First Seacoast Bancorp only is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands)
ASSETS
Cash held at First Seacoast Bank	$9,346	$9,785
Investment in First Seacoast Bank	37,925	48,477
Loan to First Seacoast Bank ESOP	2,025	2,105
Deferred tax asset	—	60
Other assets	41	43
Total assets	$49,337	$60,470
LIABILITIES
Other liabilities	$—	$2
Total liabilities	—	2
STOCKHOLDERS’ EQUITY
Stockholders’ equity	49,337	60,468
Total liabilities and stockholders’ equity	$49,337	$60,470

CONDENSED STATEMENTS OF (LOSS) INCOME

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Income:
Interest on ESOP loan	$110	$115
Expense:
Miscellaneous expense	4	3
Income before income tax expense and equity in undistributed net (loss) income of First Seacoast Bank	106	112
Income tax expense	62	—
Net income before equity in undistributed net (loss) income of First Seacoast Bank	44	112
Equity in undistributed net (loss) income of First Seacoast Bank	(609)	2,509
Net (loss) income	$(565)	$2,621

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(565)	$2,621
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed net loss (income) of First Seacoast Bank	609	(2,509)
Deferred tax expense	60	25
Decrease (increase) in other assets	2	(25)
Decrease in other liabilities	(2)	(5)
Net cash provided by operating activities	104	107
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on ESOP	80	75
Net cash provided by investing activities	80	75
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	(623)	(515)
Net cash used by financing activities	(623)	(515)
Net change in cash	(439)	(333)
Cash at beginning of year	9,785	10,118
Cash at end of year	$9,346	$9,785

22.
Subsequent Events

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company.

On January 19, 2023, the conversion of First Seacoast Bancorp, MHC from mutual to stock form and the related stock offering by First Seacoast Bancorp, Inc., the new holding company for First Seacoast Bank, was completed. First Seacoast Bancorp, Inc.’s common stock began trading on the Nasdaq Capital Market under the trading symbol “FSEA” on January 20, 2023. As a result of the subscription offering, the community offering and the syndicated community offering, First Seacoast Bancorp, Inc. sold a total of 2,805,000 shares of its common stock at a price of $10.00 per share, which includes 224,400 shares sold to First Seacoast Bank’s Employee Stock Ownership Plan. As part of the conversion transaction, each outstanding share of First Seacoast Bancorp (a federal corporation) common stock owned by the public stockholders of First Seacoast Bancorp (a federal corporation) (stockholders other than First Seacoast Bancorp, MHC) as of the closing date was converted into shares of First Seacoast Bancorp, Inc. common stock based on an exchange ratio of 0.8358 shares of First Seacoast Bancorp, Inc. common stock for each share of First Seacoast Bancorp (a federal corporation) common stock. Cash was issued in lieu of a fractional share of First Seacoast Bancorp, Inc. common stock based on the offering price of $10.00 per share. Upon the completion of the conversion transaction, First Seacoast Bancorp, Inc. has approximately 5,077,492 shares of common stock outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First Seacoast Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Seacoast Bancorp and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 24, 2023

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a 15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

First Seacoast Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on the investor relations section of First Seacoast Bancorp, Inc’s website at www.firstseacoastbank.com under “Governance – Governance Documents.”

The information contained under the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in First Seacoast Bancorp, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” and “Directors Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

The following information is presented for the First Seacoast Bancorp 2021 Equity Incentive Plan as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights (column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	301,057
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	301,057
(b)
Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)
Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)
Changes in Control

Management of First Seacoast Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of First Seacoast Bancorp, Inc., the operation of which may at a later date result in a change in control of the registrant.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022)

3.2

Amended and Restated Bylaws of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of First Seacoast Bancorp, Inc., filed with the Securities and Exchange Commission on February 23, 2023)

4.1

Form of Common Stock Certificate of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022)

4.2	Description of First Seacoast Bancorp, Inc’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1

Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.2

First Amendment to Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.3

Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.4

First Amendment to Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.5

Employment Agreement between Federal Savings Bank and Timothy F. Dargan (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.6

First Amendment to Employment Agreement between Federal Savings Bank and Timothy F. Dargan (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.7

Salary Continuation Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.8

Directors Deferred Fee Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.9

Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.10

Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.11

Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.12

Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.13

Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.14

Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.15

Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.16

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.17

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.1 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.18

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.2 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.19

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.3 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.20

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.4 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.21

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.5 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.22

Second Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.6 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.23

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.7 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.24

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.8 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

FIRST SEACOAST BANCORP, INC.

Date: March 24, 2023	By:	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Brannen	President, Chief Executive Officer and Director	March 24, 2023
James R. Brannen	(Principal Executive Officer)

/s/ Richard M. Donovan	Senior Vice President and Chief Financial Officer	March 24, 2023
Richard M. Donovan	(Principal Financial Officer)

/s/ Janet Sylvester	Chairman of the Board	March 24, 2023
Janet Sylvester

/s/ James Jalbert	Vice Chairman of the Board	March 24, 2023
James Jalbert

/s/ Dana C. Lynch	Director	March 24, 2023
Dana C. Lynch

/s/ Michael J. Bolduc	Director	March 24, 2023
Michael J. Bolduc

/s/ Mark P. Boulanger	Director	March 24, 2023
Mark P. Boulanger

/s/ Thomas J. Jean	Director	March 24, 2023
Thomas J. Jean

/s/ Erica A. Johnson	Director	March 24, 2023
Erica A. Johnson

/s/ Paula J. Williamson-Reid	Director	March 24, 2023
Paula J. Williamson-Reid